Form 10QSB
period 2007-11-14
Good Earth Land Sales CO
filed 2007-11-15
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-139220

GOOD EARTH LAND SALES COMPANY

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of Incorporation or organization)

20-1993383

(I.R.S. Employer Identification No.)

200 Central Avenue, St. Petersburg, Florida 33701

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (727) 656-3092

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  (__) Yes (x) No

The number of shares of the issuer’s common stock, part value $.01 per share, outstanding as of November 9, 2007 was 1,318,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

Good Earth Land Sales Company Balance Sheet As of September 30, 2007 and 2006 (UNAUDITED)
	2007	2006
ASSETS

Current Assets
Cash & Cash Equivalents	$8,993.47	$3,007.00
Commissions Receivable, net of allowance for bad
debts of $731.29	13,894.51	13,415.14
Total Current Assets	22,887.98	16,422.14
Fixed Assets
Computer	3,088.25	3,088.25
Vehicle	0.00	52,000.00
Less: Accumulated Depreciation	(1,493.69)	(45,005.95)
Total Fixed Assets	1,594.56	10,082.30
TOTAL ASSETS	$24,482.54	$26,504.44
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	350.00	1,250.00
Credit Card Payable	4,507.42	441.00
Provision for Income Taxes	0.00	2,163.75
Total Current Liabilities	4,857.42	3,854.75
Long Term Liabilities
Due to Shareholder - NOTE C	9,989.78	14,091.80
Total Long Term Liabilities	9,989.78	14,091.80
TOTAL LIABILITIES	14,847.20	17,946.55
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	659.00	659.00
Retained Earnings	8,976.34	7,898.89
Total Stockholder's Equity	9,635.34	8,557.89
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$24,482.54	$26,504.44

See accompanying notes and accountant’s report.

Good Earth Land Sales Company Statement of Operations For the Nine Month Periods ended September 30, 2007 and 2006 (UNAUDITED)
	2007	2006
Revenue	$43,980.74	$71,966.60
Operating Expenses
Accounting and Audit Fees	950.00	3,300.00
Automobile Expense	2,435.42	8,518.17
Bad Debts	731.29	0.00
Bank Service Charges	28.09	0.00
Business Promotion	515.10	385.60
Commission Expense	2,138.40	10,330.37
Continuing Education	652.10	830.00
Contract Labor	4,365.00	6,980.00
Contributions	284.00	3,269.00
Depreciation	683.40	6,102.73
Dues and Subscriptions	90.94	219.53
Insurance	981.37	7,080.16
License and Permits	477.00	0.00
Meals and Entertainment	1,260.68	762.72
Meetings and Conventions	289.90	396.03
Moving Expense	0.00	200.00
Postage	291.22	411.25
Professional Fees	13,505.71	1,695.00
Repairs	483.32	1,245.16
Selling Costs	0.00	31.35
Supplies	2,583.52	1,779.17
Telephone	3,242.91	2,567.40
Travel	1,204.09	3,677.46
	37,193.46	59,781.10
Net Income (Loss) before Income Taxes	$6,787.28	$12,185.50

Provision for income Taxes	(647.00)	2,183.75

Net Income (Loss)	$7,434.28	$10,001.75

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$0.01	$0.01

See accompanying notes and accountant’s report.

Good Earth Land Sales Company Statement of Operations For the Nine Month Periods ended September 30, 2007 and 2006 (UNAUDITED)
	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	$7,434.28	$10,021.75
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	683.40	6,102.73
(Increase) Decrease In:
Commissions Receivable	25,065.12	(13,415.14)
Increase (Decrease) in:
Accounts Payable	(900.00)	1,250.00
Credit Card Payable	1,017.89	441.00
Provsion for Income Taxes	(647.00)	2,163.75
Net cash provided by Operating Activities	32,653.69	6,564.09
INVESTING ACTIVITIES
Purchase of Fixed Assets	0.00	(2,486.25)
Net cash provided by Investing Activities	0.00	(2,486.25)
FINANCING ACTIVITIES:
Issuance of Common Stock	0.00	159.00
Change in shareholder loans	(28,099.39)	(4,675.91)
Net cash provided by Financing Activities	(28,099.39)	(4,516.91)
Net increase (decrease) in cash & cash equivalents	4,554.30	(439.07)
Cash & cash equivalents at beginning of year	4,439.17	3,446.07
Cash & cash equivalents at end of year	8,993.47	3,007.00

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$0.00	$0.00

Noncash Investing & Financing Activities:
Cost of fixed asset trade-in	$52,000.00	$0.00
Accumulated depreciation on fixed asset trade-in	$46,422.54	$0.00
Shareholder Loan change from trade-in	$5,577.46	$0.00

See accompanying notes and accountant’s report.

Good Earth Land Sales Company

Notes to Financial Statements

September 30, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida.  The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost. Depreciation on the vehicle is computed using the straight-line method over the estimated useful live of the asset, which is three years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue through commissions received on sales of real estate. It also generates revenue by consulting commercial developers in acquiring land for commercial use, leasing and managing the developed projects. The Company provides these services and bills for them when the sale transaction or consulting services have been completed.  The Company recognizes its revenue when the sale or consulting services have been completed.

Income Taxes

The Company had originally elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  In 2006, the Company elected to be taxed under Subchapter C of the Internal Revenue Code. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. During the year ended December 31, 2006 the Corporation realized a taxable net operating loss of $ 29,048.00.  At December 31, 2006, the net operating loss carryforwards of $29,048.00, can be carried forward twenty years to offset future net taxable income. These losses will expire during the taxable year ending December 31, 2026.

Good Earth Land Sales Company

Notes to Financial Statements

September 30, 2007

(continued)

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to January 1, 2008.

NOTE D – EARNINGS PER COMMON SHARE

Earnings (loss) per common share of $0.01 were calculated based on a net income numerator of $7,434.28 divided by a denominator of 1,318,000 shares of outstanding common stock.

NOTE E – STOCK SPLIT

On July 25, 2006 the Board filed amended and restated articles changing the par value to $0.01 per share resulting in 100 shares of stock for each share previously owned.  This increased the shares issued and outstanding to 50,000 shares total.  On October 31, 2006 the Company further ratified and authorized a 20:1 forward stock split that resulted in 1,000,000 issued and outstanding shares at December 31, 2005.

NOTE F – NOTICE OF EFFECTIVENESS

On August 9, 2007 the corporation received Notice of Effectiveness from the United States Securities and Exchange Commission for its registration statement under the Securities Act of 1933 that will allow the corporation to sell its common stock to the public.

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder’s of Good Earth Land Sales Company:

We have reviewed the accompanying balance sheet of Good Earth Land Sales Company as of September 30, 2007 and the related statements of operations and cash flows for the nine months ended September 30, 2007. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 13, 2007

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 We are an operating company that is seeking to execute its business plan to increase its operations. We have an operating history and have generated revenues from our activities that have produced both net incomes and losses.  As Good Earth Land Sales Company is considered to be in the early stages of business and there is no reasonable likelihood that increased revenues can be derived from our business in the foreseeable future, we consider that our operations will require us to retain management personnel that can lead Good Earth in the execution of its business plan.

Our Board of Directors believes that we can sustain operations in our current mode indefinitely however there is substantial doubt that we can implement our business plan over the next twelve months unless we obtain additional capital to pay for our costs of operations. This is because we have not generated sufficient profits to cover the execution of our business plan. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in Good Earth. We must raise cash to implement our business plan.

Since our business activity has been minimal for the years 2004 and 2005 while our business plan was formulated, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. At December 31, 2006, we had working capital of $2,201. With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

We recognize that additional capital will be required during the next twelve months for the company to execute its business plan. Should we be unable to raise additional capital from other sources, our directors and officers have committed to advance the company funds to enable Good Earth to begin executing its business plan over the coming year. We have no arrangement in writing with our Board of Directors regarding such commitments for funding.  Each of our three (3) Directors has committed to advance the company up to Fifty Thousand Dollars and NO/100 ($50,000.00) on an interest free basis.  In the event funding is received through private sources after such loans are made, the loans made by our Directors will begin to be repaid.

We have no equipment to sell to generate additional liquidity. We are going to buy equipment during the next twelve months. We do not know the extent of the equipment need until we have located additional customers for our services.

Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance as an operating corporation. We have not generated any significant profits and have generated small losses.  It is this inconsistency that makes an evaluation of our performance difficult. Further, we offer services in an industry that is highly dependent on available capital and there is no guarantee that we will be able to obtain clients who can finance their developments. We are also not sure that we will be able to obtain financing for projects that we will develop through our own efforts.  We cannot guarantee we will be successful in our activities. Our business is subject to risks inherent in the establishment of growing a business enterprise, including limited capital resources, possible delays in the generation of revenues from expending additional capital, and possible cost overruns due to price and cost increases in supplies and services.  As of December 31, 2006 Good Earth has $4,439 of cash on hand and commissions receivable of $38,960.

To become profitable and competitive, we must invest additional capital in our business before we start hiring a management team. We must obtain equity or debt financing to provide the capital required to fully implement our business plan. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to execute our business plan. Even if available, equity financing would result in dilution to existing shareholders.

The execution of our business plan is expected to take up to one (1) year after we have secured funds.  The total amount of funds necessary will vary depending on whether the Board of Directors chooses to have Good Earth enter real estate development immediately or whether they choose to concentrate the initial efforts of the company in leasing services.  As of the date of this filing there have been no commitments for capital expenditures other than those made in the course of ordinary business, such as for office equipment and furniture.  Unlike many businesses where capital expenditures can be quantified immediately, real estate development is more complex and difficult.  Until a client makes a specific agreement and has executed contracts, capital expenditures remain unknown.   Good Earth will be concentrating its efforts on clients that will be developing properties and will supply their own capital. Good Earth will not be developing its own properties until sometime in the long-term future after it has the capital to fund development.  Therefore Good Earth does not have the ability to provide any estimated costs that may be expended by a client regarding their development of a property.

Good Earth has determined that, if it chooses to purchase land and develop property for the company, it will target land that will accommodate buildings in the 2,000 to 5,000 square foot size.  This will allow the company to develop buildings to be leased by professionals such as attorneys, accounts and physicians.  Financing for this size property is more readily available and leased space in these types of buildings in the Tampa Bay area is in high demand.  By choosing this size building, it is estimated that the cost of land and development will range from $800,000 to $2,000,000.  The Company is targeting a long-term approach to this development.  Our long-term period is 5-7 years.

Management has chosen to raise capital through private investment or debt.  In the event Good Earth is not able to complete sufficient investment to finance the business plan, management believes it will need to seek alternative methods of executing its business plan.  This strategy would include a business combination of some type.  It may be an acquisition or merger or other type of business combination such as a joint venture or strategic alliance.  Management believes it has the responsibility to maintain shareholder value and to use proper management techniques in the future to accomplish its goals. The only circumstances that would lead to the use of any of these alternative methods would be that Good Earth was unable to properly finance its activities through private investment or debt financing.

Results of Operations – Nine Month Period ended September 30, 2007.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred net gain after taxes for the nine month period ended September 30, 2007, of $7,434.28.   This net gain was largely due to a decrease in commission and automobile expenses as well as insurance and depreciation expenses. Our cash flow for the nine month period ended September 30, 2007 showed an increase in cash of from $4,439.17 at the beginning of the year to $8,993.47 at the end of the period.

Our revenues for the period ended September 30, 2007 ($43,980.74) are less than we experienced in the same period for the year 2006 ($71,966.60) by approximately $27,985.86. We cannot directly attribute this decrease to any individual project but merely our business in general.  Our expenses during this period have decreased 62% from the same period in 2006. Good Earth currently has commissions’ receivable of over $13,894.51 and will continue to fund the operations of the company from its own revenues.

Results of Operations - Year ended December 31, 2006.

We incurred net income after taxes for the year ended December 31, 2006, of $3,664. Our income from operations was due to our increased services in the commercial leasing segment of our business. Our cash flow for the year ended December 31, 2006 showed an increase in cash of $993.

Our revenues for the year ended December 31, 2006 are above the same period for the year 2005.  We attribute this increase of approximately 360% to our President devoting more of her time to our commercial leasing services and less time to developing our business plan.  Our expenses during this period have increased 330% from the same period in 2005.  We believe our increase in expenses is directly related to our generation of revenues and as a percentage of revenue is a far more positive result than the same period in 2005.

During the first quarter of 2006, Good Earth’s Officers and Directors discussed and decided that, while the business plan could provide the necessary cash flows, it was determined that Good Earth plan for raising capital through private sources. Accordingly, Good Earth’s Officers and Directors decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission with the intent of registering Good Earth’s existing shares of common stock. By registering the shares of our common stock and becoming a fully reporting company, management felt that Good Earth could seek to become trading on the OTCBB to provide liquidity for investors in our stock.  The Board of Directors decided that the company would pursue the sale of shares to family and friends to be registered in a registration statement.  The sale of these shares would rely on the exemption provided by the Securities Act of 1933 Section 4(2).  The Board authorized the sale of up to two hundred fifty (250) share units consisting of three hundred (300) shares per unit at $3.00 per unit.  Each purchaser received three hundred shares for each Three Dollar ($3.00) subscription.  Then, as a result of a forward stock split of 20:1, each shareholder had their shares increased accordingly to 6,000 common shares.

We have paid for all expenses for this offering as they have come due.  Good Earth continues to generate revenue and will continue to pay the offering expenses from its revenues.  Good Earth has commissions’ receivable of over $13,400 and any deficit will come from a loan to the company by our President Petie Parnell Maguire.

In summary, the Officers and Directors believe Good Earth must implement its business plan to strengthen and diversify Good Earth. Officers and Directors also believe the decision to file an SB-2 Registration Statement will provide Good Earth with the ability to raise additional funds through a private offering of its shares providing equity funding needed to expedite its commitment to growing the company.  Good Earth will file a Form D prior to raising any funds through a private placement.

We do not foresee any circumstances or events that will have an adverse impact on our operations. We do anticipate an increase in our business based on our current business plan and the activities of our officers and directors. Thus, we expect to satisfy our current cash requirements indefinitely. However, we will need additional cash to implement the business strategy contained in our business plan.

Trends

We are in the pre-expansion stage. We have not generated any additional revenue to which we can attribute to our business plan and we see none in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our intended business activities are dependent upon our ability to obtain financing in the form of debt and/or equity and ultimately to generate future profitable operational activity or income from its investments. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Conflicts of Interest

To ensure that potential conflicts of interest are avoided, and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on March 26, 2006, a Code of Business Conduct and Ethics. Good Earth Land Sales Company Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Good Earth Land Sales Company and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

We have one significant employee, our President, Petie Parnell Maguire. Ms. Maguire will be paid as an employee by Good Earth Land Sales Company when there is sufficient revenue and income to support such payments as determined by the Board of Directors.

Competitive Factors

The land development industry is highly fragmented. We are competing with many other commercial development companies looking for large commercial jobs as well as small strip store centers. We will be among the smallest land development companies in our area and are a small participant in the land development industry. We will compete with other companies for leasing contracts in commercial developments where the competition is fierce. While there is a readily available market for the business services that we offer, competition will make it difficult to secure clients.  The competitive market segment we are in has us in direct competition with companies with greater financial resources than we have, more experience in both leasing and development than we have, and more employees than we have to develop a larger client base.

Our primary method of competing will be utilizing our contacts developed by our President, Ms. Petie Maguire.  We will rely heavily on her personal relationships with potential clients to compete.   Once Ms. Maguire developed the business plan for Good Earth, she moved her personal “book of business clients” into the business, thus, making all her clients (past and present) Good Earth clients.

Regulations

Our commercial real estate development is subject to many city, county, state and federal regulations. We are also subject to local and county regulations regarding our business licenses,

insurance, workers compensation insurance and any other specifics required by the governing bodies covering land development. We must comply with these government laws in order to operate our business. Complying with these rules will not adversely affect our operations. We will comply with all the requirements when we commence our land development operations.

We are obliged to adhere to any environmental regulations promulgated by the State of Florida as well as the U.S. Environmental Protection Agency.  It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that these costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with projects.

Employees

We will continue to use the services of our President Ms. Maguire for our professional services to clients.  As our company grows, a Professional Employee Leasing Company will be considered for qualified technical personnel for our operations. Our President, Ms. Maguire, manages the day to day operations. At present, we have no employees other than our President and although each of our officers and directors devotes a portion of his/her time to the affairs of Good Earth none is deemed to be an employee. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personnel benefits available to any employee.

As indicated above we will consider hiring personnel through an employee leasing company on an as needed basis to reduce our personnel costs. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our business plan.

This section of our quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Item 3.  Controls and Procedures.

Our Board of Directors believes that our Chairman/President, Petie Parnell Maguire, has developed disclosure controls and procedures that are consistent with the intent of the applicable regulations. As our President with over twenty (20) years experience in coordinating financial information for statements with company accountants, Ms. Maguire and the full Board of Directors find Good Earth’s disclosure controls and procedures to meet or exceed those required.

 Management has the responsibility for establishing and maintaining adequate controls over the financial reporting of our company.  Our controls and procedures include, without limitation, those designed to ensure that information to be disclosed is recorded, processed, summarized and reported within the appropriate time periods and that the information is communicated to management, including its principal executive officer and principal financial officer, as appropriate, regarding timely disclosure.

Part II.  Other Information

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number

Location

and Description

Reference

(a)

Reports of Independent Certified Accountants

Filed Herewith

(b)

Financial Statements

Filed Herewith

(c)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Amendment to Articles of Incorporation

See Exhibit Key

filed with SB-2 Registration Statement

on December 8, 2006

(3.2)

Bylaws filed with SB-2 Registration

See Exhibit Key

Statement on December 8, 2006

(11.0)

Statement re:  computation of per share

Note D to

earnings

Financial Stmts.

(14.0)

Code of Ethics

See Exhibit Key

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer

(32.0)

Certification pursuant to 18 U.S.C. § 1350,

Filed herewith

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on December 8, 2006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on December 8, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on December 8, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD EARTH LAND SALES COMPANY

Date: November 14, 2007

By:  /s/ Petie P. Maguire

PETIE P. MAGUIRE,

                                               Chairman of the Board of Directors

                                               Chief Financial Officer