Form 10KSB
Good Earth Land Sales CO
filed 2008-03-31
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-139220

GOOD EARTH LAND SALES COMPANY

(Name of small business issuer in its charter)

Florida                                         20-1993383

(State or other jurisdiction of                   (I.R.S. Employer

incorporation or organization)                  Identification No.)

200 Central Avenue, St. Petersburg, Florida    33701

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: 727-656-3092

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (_)

Note - Checking the box above will not relieve any  registrant  required to file  reports  pursuant  to Section 13 or 15(d) of the  Exchange  Act from their obligations under those Sections.

Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been  subject  to such  filing  requirements  for the past 90 days.  Yes (X) No(_).

Check if there is no disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $52,095.99

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $0.00 based on the average high ($0.00) and low ($0.00) price as of March 28, 2008, of $0.00 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,318,000 shares of Common Stock as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

GOOD EARTH LAND SALES COMPANY

ANNUAL REPORT ON FORM 10-KSB

Fiscal Year Ended December 31, 2007

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Good Earth Land Sales Company for the year ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Good Earth Land Sales Company. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying computer products and services;

(d)

economic resources to support the retail promotion of new products and services;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

PART I

Item 1.  Description of Business.

Business Development

We put $1,000 in initial seed capital in Good Earth Land Sales Company (“Good Earth”) after our incorporation on November 8, 2004 in order to begin operations and implement our business plan. This initial capital was put into Good Earth by our President, Ms. Petie Parnell Maguire.

In December of 2004 we began to market our commercial leasing services as well as offering our business consulting services in land development.  In order to provide the appropriate services for each individual project we undertake, we qualify the exact needs of the client and match our services to the specifics required by each project.  This allows us to target the right approach for the job.

In March 2005 we expanded our business plan so we could target land development as the basis for future revenue rather than just leasing commercial space.  We have developed a specific procedure regarding our future acquisition of land and the adjunct requirements through space leasing.  This method applies to our development as well as our services to be provided to clients.

Proposed Business Plan for Land Development

Our development plan includes acquiring land, developing the land for commercial use, leasing and managing the developed projects, and consulting commercial developers.  The following is a detailed analysis of the procedures to be followed during the course of our acquisition through leasing.

I.

Acquisition of Land

Acquisition of land for commercial development is the first step in a long process leading to the end result which is a center with tenants open for business. The process begins by my identifying vacant parcels of land in an area that the developer deems desirable for his type of development. Vacant land provides the greatest opportunity for creativity and profit for the developer, but is also the riskiest kind of investment. The location of the land will determine its potential future growth in value, for example, closeness to a roadway and availability of utilities will usually mean a higher value. The actual acquisition of land may be done by a client, a third party financier, or by Good Earth.  If Good Earth acquires the land, it will be because Good Earth is acquiring the property for its own use, future revenues, and appreciated value.

A.  Identify Prospects

We will use many different approaches to identify the land. The ones we find most useful are visual sightings such as getting in an auto and driving the sites and using the technology of computer programs such as Digital Map where we can input the parameters and do a search. These searches can be as general as inputting just the desired county or as specific as inputting the desired street and lot size. Other methods of identifying vacant land are public record searches on the Property Appraiser's web site or physically going to the county building and doing a manual search. We have used all of the above methods and, with today’s technology, the preferred method is the computer programs that can generate a number of sites in a short period of time which saves time in driving to various locations. Nonetheless, there are times when the computer can not provide the information needed and then the “drive and see” method is the preferred choice.

B.  Informal Feasibility Study

After site identification is made we will begin an informal feasibility study of the land and its uses. Good Earth will complete a preliminary survey of the land showing boundaries, easements, ingress and egress (entrance and exit), and anything else that pertains to the raw land. We will then send the survey to a civil engineer who will design and draw a preliminary site plan. Our President, Petie Parnell Maguire, will then sit down with the master developer and the investors, if there are any, and review the site plan.  Ms. Maguire will discuss with the developer the estimated costs of clearing the land and building the site, what a good tenant mix would be, and what rental rates and operating costs will likely be. These costs will be compared to the sale price of the land and the estimated rate of return on the investment the developer determines he needs.  Based on these comparisons, the developer will decide whether or not to move forward on this project. If the rate of return is sufficient to show a profit, a formal contract to purchase, containing the appropriate “due diligence period”, will be offered.

C.  Formal Feasibility Study

Once a contract has been negotiated and accepted, we will have a formal feasibility study done which consists of a market analysis, a property analysis, and a financial analysis. This is the “due diligence.” “Due diligence period” means the period of time the buyer has to investigate the property and its restrictions to see if it will fit the developer's criteria prior to the deposit money “going hard,” meaning the deposit becomes non-refundable to the purchaser.  The market analysis will include how the environment will be affected, what the local government regulations are and a profile of the community and surrounding areas and businesses.

1.  Environmental Review

The next step is to apply for an environmental review of the site. The environmental impact study has input from the local zoning board, the building inspection department, the utilities department, and the city transportation division. Samples of soil from the property are taken to see if there has been soil contamination. If the application is approved, we are one step closer to purchasing and developing the land. If the application is denied we can re-submit with proposed remedies, appeal the decision, or back out of the contract.

One reason an application may be denied is if there has been soil contamination. Soil contamination occurs when either a hazardous substance, such as gasoline or oil, becomes mixed with the natural soil and makes the soil a health hazard to humans, animals, and plants.  We can begin our environmental studies upon approval of our application.

2.  Environmental Impact Study

a.

A Phase I environmental study is done by looking at records of the land to see if there were any uses of the property that could cause a potential contamination, such as a gas station, a dry cleaner or any type of operation that uses hazardous materials that must be disposed of in a specific manner. A search of the Federal/State Environmental Data Bases are done along with a historical aerial topographic map review to see what land use changes may have taken place over the years.

b.

A Phase II environmental study is done after determining that there were uses on the site that could have contaminated the soil. This study consists of taking soil samples to an independent testing company that analyzes the samples for hazardous materials contamination at the site. This study would also help define the cost and extent of clean-up of the site. A Phase II assessment may also be used as a baseline study to confirm contaminant background levels prior to construction or purchase of the site. The testing company then designs a remedial program and action plan report advising the seriousness of the contamination and recommending what steps need to be taken to bring the site into compliance with EPA (Environmental Protection Agency) standards.

c.

A Phase III environmental study requires the drilling of monitoring wells on the site of the contaminated area. These monitoring wells are tested regularly to see if the level of contamination has increased or decreased, and if it has seeped into ground water and how far the contamination has spread or if it has been contained.

The above environmental information is crucial to the developer because a site that is considered a Phase III is very costly for the developer to clean up. There are laws that hold previous owners responsible for contamination, but if a developer wants the land these issues must be taken into consideration prior to purchase. Monitoring a contaminated site can continue for one (1) year or up to ten (10) years.

The results of the feasibility study are compiled and given to the developer and after careful review a decision is made to move forward or rescind the offer to purchase.

II.

Developing the Land

A.

Planning and Zoning

Once we have identified a potential site for development we will submit an application for plat approval and any rezoning changes that may be needed. This goes to the local planning and zoning department(s). The plat is a drawing showing lot sizes, street widths, easements, access for emergency vehicles, drainage and retention, location of utility installations and development of solid and liquid waste disposal systems. Zoning designates the allowable land usage for particular purposes and may be changed or rezoned by going through the rezoning process. We then check to see if there are any deed restrictions that would prohibit the intended use and if the local government has a planned growth or no-growth policy.

B.

Development

When we move forward with a project, a General Contractor (“GC”) is hired and he will obtain permits from the county or city and oversee the construction of the building from start to finish. He will also coordinate the different subcontractors that are needed, such as plumbers, electricians, block masons, roofers and other necessary trades-people. Ms. Maguire will be in constant communication with the GC because there are always problems, delays, and change orders (change orders are changes to the original plans and must be submitted and approved by the building inspectors).

III.

Leasing and Management

A.

Leasing

During the construction phase we will be actively soliciting tenants to fill the vacant spaces. Our President Ms. Maguire has a list of realtors with whom she is in constant contact and who specialize in tenant representation of national and regional tenants. Ms. Maguire will send out brochures on the new site, spend hours on the phone providing information to interested parties, collect financial data on prospective tenants, negotiate letters of intent (“LOI”), which is an overview of negotiable items in the lease that set out what the Landlord will provide to the Tenant in the form of tenant improvement dollars or free rent to the tenant for a period of time, build-out of the space, the rent, the length of the initial term of the lease and any option periods (the term the Tenant will have the option of renewing the lease), the escalation rates (how much the base rent will increase per year), the security deposit and the real estate brokers fees. This process can take from one day up to a month or more. Once the LOI has been negotiated it will be sent to our attorney who will draw up the formal lease. Formal lease negotiations begin usually between the Tenant's attorney, the Landlord's attorney, and the developer or Landlord. When all terms have been agreed upon a final Lease is prepared for execution by the Tenant and Landlord.

When the construction has been completed and the center issued a Certificate of Occupancy (“CO”), which indicates that the constructions has met all codes and the appropriate inspectors have signed off, keys are turned over to the Tenants and they begin the build-out of their space.

B.

Management

Prior to completion of the development, management of the shopping center becomes of paramount importance. Vendors need to be hired. These are the people who will physically take care of the center such as landscapers, parking lot sweepers, janitorial or porter services, fire alarm monitoring companies, insurance companies, locksmiths, roofers, HVAC (heating, ventilation, and air conditioning) companies, and so on.  A rent roll is drawn up showing each Tenant, the square footage of their space, their rent, the date of execution and termination of the lease along with any other information that may be beneficial in the day to day operation of the center. This information is collected for tax purposes and sent to Good Earth’s accounting firm on a monthly basis. As a Property Manager, we will be responsible for overseeing all vendors, collecting rents, making sure that accurate financial records are kept, and seeing that tenant problems are resolved in a timely manner.

IV

Consulting

If the developer decides to sell the center, we will contact a commercial real estate brokerage firm that deals in the sale of shopping centers and negotiate a contract with them to market and sell the center. Once a center has been sold the new owners generally bring in their own property managers and leasing agents.  We will however try to keep our position as the managers of the center.

When vacancies arise in centers, we will actively market them to interested parties in an attempt to get them leased as quickly as possible.  Signs with our telephone number will be posted on the property, we will attend conferences and pass out brochures, we will send e-mail blasts to a data base of real estate brokers, we will place ads in newspapers or trade magazines, and we will place calls to existing businesses to see if they are interested in expanding or moving to a new location.

Our President Ms. Maguire has been an exclusive Tenant Representative for Quizno's Subs on the West Coast of Florida and for Verizon Wireless (Franchisors). She has attended all their information seminars for prospective franchisees. She was responsible for mapping out where existing stores were and identifying what territories were already contracted for by an existing Franchisee. She would then actively drive markets looking for available space that would meet the

Franchisor's criteria, negotiate LOI's on behalf of the Franchisee, and follow the deal through until the Franchisee was open for business.

This process will be used when we are acting on behalf of clients as well as when we have the capital to act on our own behalf.  We believe that the experience of Ms. Maguire, along with her contacts, will allow us to enter the arena of land development to try to maximize shareholder value.

At the present time we do not have an internet website.  The Board of Directors has discussed this as an alternative for a continued public presence, however discussions have not moved past the discussion stage as of the date of this filing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of our annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Since our business activity has been minimal for the years 2005 and 2006 while our business plan was formulated, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. At December 31, 2007, we had working capital of ($4,200.49). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

We recognize that additional capital will be required during the next twelve months for the company to execute its business plan. Should we be unable to raise additional capital from other sources, our directors and officers have committed to advance the company funds to enable Good Earth to begin executing its business plan over the coming year. We have no arrangement in writing with our Board of Directors regarding such commitments for funding.  Each of our Directors has committed to advance the company up to Fifty Thousand Dollars ($50,000.00) on an interest free basis.  In the event funding is received through private sources after such loans are made, the loans made by our Directors will begin to be repaid.

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

Our primary method of competing will be utilizing our contacts developed by our President Ms. Petie Maguire.  We will rely heavily on her personal relationships with potential clients to compete.  Once Ms. Maguire developed the business plan for Good Earth, she moved her personal “book of business clients” into the business, thus, making all her clients (past and present) Good Earth clients.  The following is a list of current and past clients that have been personally developed by Ms. Maguire and for whom she has performed work.  Although services for past clients have been terminated, we believe past clients have potential to become current clients again as new projects are developed.

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

Item 2.  Description of Property.

We rent small office space of 300 square feet located on a high traffic artery in St. Petersburg.  We rent on a month to month basis with all utilities included.  We own our furniture, computers, ancillary equipment and office supplies.  We have specific software to calculate specific information we gather to determine the feasibility of our projects.  Additionally we have a laptop computer that is used for site visits to gather information on land we may be considering or researching for a client.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

At the present time, there is no established market or price for our shares. There are no shares that have been offered pursuant to or underlying an employee benefit plan. There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.  Including its officers and directors, Good Earth Land Sales Company has 54 shareholders as at the date of this annual report.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of Good Earth Land Sales Company's common stock without registration during the last three years. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.  The following securities of Good Earth Land Sales Company were issued by Good Earth within the past three (3) years and were not registered under the Securities Act of 1933:

(a) On November 9, 2004 Petie Parnell Maguire was issued 50,000 shares from treasury for paid-in capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering.  There was no distribution of a prospectus, private placement memorandum, or business plan to the public.  As the original incorporator Ms. Maguire provided the initial capital for the corporation and was issued shares for her investment.  On October 31, 2006 Good Earth ratified and authorized a 20:1 forward stock split.  All references in our financial statements to amounts per share and number of shares outstanding have been restated to give effect to this stock split.

(b) On March 24, 2006 the following individuals were issued shares from treasury for additional paid-in capital. These shares were exempt from registration pursuant to Rule 504 of the Rules of the Securities Act of 1933.  Each block of shares consisted of 300 shares at $0.01 par value per share.  On October 31, 2006 Good Earth ratified and authorized a 20:1 forward stock split.  All references in our financial statements to amounts per share and number of shares outstanding have been restated to give effect to this stock split.

Name of Stockholder	Shares Received	Consideration
Petie Parnell Maguire	1,000,000	$1,000 Check
Kathleen E. Hartley	6,000	$3.00 Check
Susan Maxim	6,000	$3.00 Check
Vicky Lyn Payne	6,000	$3.00 Check
Lacy Maguire	6,000	$3.00 Check
John Piazza	6,000	$3.00 Check
J. Bryant Enterprises, Inc.	6,000	$3.00 Check
Geraldine Brown	6,000	$3.00 Check
Paul Carbone	6,000	$3.00 Check
Cynthia Carbone	6,000	$3.00 Check
John C. Hartley	6,000	$3.00 Check
Ray Morgan	6,000	$3.00 Check
Kimberly A. Morgan	6,000	$3.00 Check
Carl Barba	6,000	$3.00 Check
Amie Mitchell	6,000	$3.00 Check
Jarrett Leasure	6,000	$3.00 Check
Adrienne Wolfe	6,000	$3.00 Check
Laura King	6,000	$3.00 Check
Jean Paulo Lemos	6,000	$3.00 Check
Timothy Roney	6,000	$3.00 Check
Sandra Roney	6,000	$3.00 Check
Keenan L. Martin	6,000	$3.00 Check
Kenneth L. Foust	6,000	$3.00 Check
Raymond D. Lee	6,000	$3.00 Check
William Marsh	6,000	$3.00 Check
Shermila Lemos-Martin	6,000	$3.00 Check
Kenneth B. Stephens, Sr.	6,000	$3.00 Check
Christiane Stephens	6,000	$3.00 Check
Jeff McConnell	6,000	$3.00 Check
Kathy Jo Morgan	6,000	$3.00 Check
Vincent A. Maguire, Sr.	6,000	$3.00 Check
Riley C. Maguire	6,000	$3.00 Check
Rachel L. Maguire	6,000	$3.00 Check
Kristen L. Graham	6,000	$3.00 Check
Anthony Martingano	6,000	$3.00 Check
Rveva Barrett	6,000	$3.00 Check
Scott J. Dobbins	6,000	$3.00 Check
Tara S. Dobbins	6,000	$3.00 Check

Valerie Tyszko	6,000	$3.00 Check
Joe Tyszko	6,000	$3.00 Check
Leo Perez	6,000	$3.00 Check
Justin Boudreau	6,000	$3.00 Check
Allison Diaz	6,000	$3.00 Check
Mary E. Flad	6,000	$3.00 Check
Joseph P. Flad, Jr.	6,000	$3.00 Check
Dale T. Mitchell	6,000	$3.00 Check
Joseph E. Franklin, III	6,000	$3.00 Check
Stephanie Fluke	6,000	$3.00 Check
Lauren Kelley	6,000	$3.00 Check
Scott Mitchell	6,000	$3.00 Check
Frances Quinlan	6,000	$3.00 Check
David M. Quinlan	6,000	$3.00 Check
Jeanne Coffin	6,000	$3.00 Check

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual statement.

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

We recognize that additional capital will be required during the next twelve months for the company to execute its business plan. Should we be unable to raise additional capital from other sources, our directors and officers have committed to advance the company funds to enable Good Earth to begin executing its business plan over the coming year.  We have no arrangement in writing with our Board of Directors regarding such commitments for funding.  Each of our Directors has committed to advance the company up to Fifty Thousand Dollars ($50,000.00) on an interest free basis.  In the event funding is received through private sources after such loans are made, the loans made by our Directors will begin to be repaid.

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

Results of Operations – For the Period ended December 31, 2007.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred net loss after taxes for the twelve month period ended December 31, 2007, of ($3,305.05).  This loss was due to our increase in professional fees associated with the securities registration process and preparation of our public company periodic reports.

Our revenues for the period ended December 31, 2007 are below the same period for the year 2006 by approximately ($69,662.55).  We cannot directly attribute this increase to any individual project but merely our business in general.  Our expenses during this period have decreased 48% from the same period in 2006.  We believe our decrease in expenses is directly related to our decrease in income.

Results of Operations - Year ended December 31, 2006.

We incurred net income after taxes for the year ended December 31, 2006, of $3,664.92. Our income from operations was due to our increased services in the commercial leasing segment of our business. Our cash flow for the year ended December 31, 2006 showed an increase in cash of $993.

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

Our primary method of competing will be utilizing our contacts developed by our President Ms. Petie Maguire.  We will rely heavily on her personal relationships with potential clients to compete.  Once Ms. Maguire developed the business plan for Good Earth, she moved her personal “book of business clients” into the business, thus, making all her clients (past and present) Good Earth clients.  The following is a list of current and past clients that have been personally developed by Ms. Maguire and for whom she has performed work.  Although services for past clients have been terminated, we believe past clients have potential to become current clients again as new projects are developed.

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

Item 7.  Financial Statements.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

Item 8A(T). Controls and Procedures.

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the fourth calendar quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.  Other Information.

None.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

         Compliance With Section 16(a) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year except that our officers and directors have not yet filed their respective Forms 3.  The Company expects that such individuals will have the Forms 3 filed within the next several days and certainly before any trading of the Company’s stock occurs.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 10. Executive Compensation.

We have not paid any executive compensation during the years since inception except as noted from the following summary:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Petie Parnell Maguire (1), President, Chairman of the Board of Directors
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Susan Maxim (2), Secretary, Director
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kathleen Hartley (3), Treasurer, Director
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  There is no employment contract with Ms. Maguire at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2)  There is no employment contract with Ms. Maxim at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3)  There is no employment contract with Ms. Hartley at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 30, 2008, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Petie Parnell Maguire	1,000,000
Common Stock	Susan Maxim	6,000
Common Stock	Kathleen Hartley	6,000
Common Stock	Directors and Officers as a Group (3 persons)	1,012,000

(1)  Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)  Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors or an affiliated company.

Item 13.  Exhibits.

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

Commission on December 8, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on December 8, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2006 and 2007 were $1,750 and 4,100, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the caption “Audit Fees” was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $ 0.

All Other Fees,

The aggregate fees billed in each of the last two fiscal years for products and services provided by Randall N. Drake, C.P.A., P.A., other than the services reported above were $0 in paragraphs (e)(1) through (e)(3) of this section.  The nature of the services comprising the fees disclosed under this category was: N/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD EARTH LAND SALES COMPANY

Date: March 30, 2008

By:  /s/ PETIE P. MAGUIRE

                                                PETIE P. MAGUIRE

                                                Chairman of the Board of Directors

Chief Financial Officer

Date: March 30, 2008

By:  /s/ KATHLEEN HARTLEY

KATHLEEN HARTLEY

Treasurer

Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2007 and 2006	F-2

Consolidated Income Statements for the periods ending
December 31, 2007 and 2006	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006 and 2007	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2007 and 2006	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Good Earth Land Sales Company

We have audited the accompanying balance sheets of Good Earth Land Sales Company as of December 31, 2007 and 2006 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Earth Land Sales Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 25, 2008

GOOD EARTH LAND SALES COMPANY Balance Sheet As of December 31, 2007 and December 31, 2006
	2007	2006
ASSETS

Current Assets
Cash & Cash Equivalents	$4,263.48	$4,439.17
Commissions Receivable, less reserve for
bad debts of $9,014.69 and $0	9,014.70	38,959.63
	13,278.18	43,398.80
Fixed Assets
Computer	3,088.25	3,088.25
Vehicle	0.00	52,000.00
Less: Accumulated Depreciation	(1,721.47)	(47,232.83)
	1,366.78	7,855.42
TOTAL ASSETS	$14,644.96	$51,254.22
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	3,500.00	1,250.00
Credit Card Payable	13,978.67	3,489.53
Provision for Income Taxes	0.00	647.00
Total Current Liabilities	17,478.67	5,386.53
Long Term Liabilities
Due to (from) Shareholder - NOTE C	(1,729.72)	43,666.63
	(1,729.72)	43,666.63
TOTAL LIABILITIES	15,748.95	49,053.16
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	659.00	659.00
Retained Earnings	(1,762.99)	1,542.06
Total Stockholder's Equity	(1,103.99)	2,201.06
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$14,644.96	$51,254.22

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Income Statement For the Years December 31, 2007 and December 31, 2006
	2007	2006
Revenue	$52,095.99	$121,758.54
Operating Expenses
Advertising	247.84	0.00
Automobile Expense	3,017.96	8,526.52
Bad Debts	9,014.69	0.00
Bank Charges	28.09	0.00
Business Promotion	515.10	1,171.20
Commission Expense	2,138.40	18,562.98
Contract Labor	5,470.00	9,161.74
Contributions	1,284.00	3,619.00
Depreciation	911.18	8,329.61
Dues and Subscriptions	90.94	249.48
Education	652.10	975.00
Insurance	1,558.67	12,372.04
Interest Expense	130.04	0.00
Licenses and Taxes	477.00	0.00
Meals and Entertainment	1,629.94	1,073.81
Meetings and Conventions	328.88	646.14
Moving Expense	0.00	200.00
Postage	367.34	411.25
Professional Fees	18,450.71	37,495.00
Repairs	483.32	1,245.16
Selling Costs	0.00	31.35
Supplies	3,710.82	2,815.30
Telephone	4,186.93	3,883.58
Travel	1,354.09	6,677.46
	56,048.04	117,446.62
Net Income (Loss) before Income Taxes	($3,952.05)	$4,311.92

Provision for income Taxes	(647.00)	647.00

Net Income (Loss)	($3,305.05)	$3,664.92

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	($0.00)	$0.00

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Statement of Changes in Stockholders’ Equity For the Years December 31, 2007 and December 31, 2006
	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balances at January 1, 2006	1,000,000	$500.00	($2,122.86)	($1,622.86)

Net Income (Loss)			3,664.92	3,664.92

Issuance of Common Stock	318,000	159.00		159.00

Balances at December 31, 2006	1,318,000	$659.00	$1,542.06	$2,201.06

Balances at January 1, 2007	1,318,000	$659.00	$1,542.06	$2,201.06

Net Income (Loss)			(3,305.05)	(3,305.05)

Balances at December 31, 2007	1,318,000	$659.00	($1,762.99)	($1,103.99)

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Statement of Cash Flow For the Years December 31, 2007 and December 31, 2006
	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	($3,305.05)	$3,664.92
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	911.18	8,329.61
(Increase) Decrease In:
Commissions Receivable	29,944.93	(38,959.63)
Increase (Decrease) in:
Accounts Payable	2,250.00	1,250.00
Credit Card Payable	10,489.14	3,489.53
Provision for Income Taxes	(647.00)	647.00
Net cash provided (used) by Operating Activities	39,643.20	(21,578.57)
INVESTING ACTIVITIES
Purchase of Fixed Assets	0.00	(2,486.25)
Net cash provided (used) by Investing Activities	0.00	(2,486.25)
FINANCING ACTIVITIES:
Issuance of Common Stock	0.00	159.00
Change in shareholder loans	(39,818.89)	24,898.92
Net cash provided (used) by Financing Activities	(39,818.89)	25,057.92
Net increase (decrease) in cash & cash equivalents	(175.69)	993.10
Cash & cash equivalents at beginning of year	4,439.17	3,446.07
Cash & cash equivalents at end of year	4,263.48	4,439.17

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$0.00	$0.00
Noncash Investing & Financing Activities:
Cost of fixed asset trade-in	$52,000.00	$0.00
Accumulated depreciation on fixed asset trade-in	$46,422.54	$0.00
Shareholder Loan change from trade-in	$5,577.46	$0.00

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

December 31, 2007 and 2006

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

Revenue Recognition

The Company generates revenue through commissions received on sales of real estate. The Company provides these services and bills for them when the sale transaction has been completed.  The Company recognizes its revenue when the sale has been completed.  The company also generates revenue through leasing activities.  The revenue is recognized in its entirety when the lease is executed.

Income Taxes

The Company had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal income taxes on its taxable income and is not allowed a net operating loss carryover or carryback as a deduction.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income and include their respective shares of the Company's net operating losses in their individual income tax returns. In 2006, the Company elected to be taxed under Subchapter C of the Internal Revenue Code. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to January 1, 2008.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

December 31, 2007 and 2006

NOTE D – EARNINGS PER COMMON SHARE

Earnings per common share of ($0.00) and $0.00 were calculated for the years ended December 31, 2007 and 2006 respectively based on a net income numerator of ($3,305.05) for 2007 and $3,664.92 for 2006 divided by a denominator of 1,318,000 shares and 1,139,019 shares of outstanding common stock, the average number of shares issued during the period ended December 31, 2007 and 2006.  (See NOTE E)

NOTE E – FORWARD STOCK SPLIT

On July 25, 2006 the Board filed amended and restated articles changing the par value to $0.01 per share resulting in 100 shares of stock for each share previously owned.  This increased the shares issued and outstanding to 50,000 shares total.  On October 31, 2006 the Company further ratified and authorized a 20:1 forward stock split that will result in 1,000,000 issued and outstanding shares at December 31, 2005.

NOTE F – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2007. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.