Form 10QSB
period 2008-03-31
Good Earth Land Sales CO
filed 2008-05-15
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

The number of shares of the issuer’s common stock, part value $.01 per share, outstanding as of May 15, 2008 was 1,318,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

GOOD EARTH LAND SALES COMPANY Balance Sheet As of March 31, 2008 and March 31, 2007 (Unaudited)
	2008	2007
ASSETS

Current Assets
Cash & Cash Equivalents	$3,152	$2,731
Commissions Receivable, net of allowance for bad
debts of $9,014 and $4,702	9,014	20,612
Total Current Assets	12,166	23,343
Fixed Assets
Computer	3,088	3,088
Less: Accumulated Depreciation	(1,858)	(1,038)
Total Fixed Assets	1,230	2,050
TOTAL ASSETS	13,396	25,393
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	2,750	1,500
Credit Card Payable	498	4,437
Provision for Income Taxes	0	0
Total Current Liabilities	3,248	5,937
Long Term Liabilities
Due to Shareholder - NOTE C	19,383	32,277
Total Long Term Liabilities	19,383	32,277
TOTAL LIABILITIES	22,631	38,214
Stockholders’ Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	659	659
Retained Earnings	(9,894)	(13,480)
Total Stockholders’ Equity	(9,235)	(12,821)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,396	$25,393

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Statements of Operations For the three months ended March 31, 2008 and March 31, 2007 (Unaudited)
	2008	2007
Revenue	$0	$11,879
Operating Expenses
Accounting and Audit Fees	750	250
Advertising	681	0
Automobile Expense	511	790
Bad Debts	0	4,702
Bank Service Charges	0	28
Commission Expense	0	2,138
Contract Labor	425	1,920
Contributions	0	80
Depreciation	137	228
Dues and Subscriptions	1,027	17
Education	0	259
Insurance	1,778	216
Interest Expense	70	0
License and Permits	150	477
Meals and Entertainment	256	592
Meetings and Conventions	0	215
Professional Fees	450	12,009
Repairs	95	483
Supplies	250	1,807
Telephone	1,066	1,043
Travel	485	294
	8,131	27,548
Net Income (Loss) before Income Taxes	(8,131)	(15,669)

Provision for income Taxes	0	(647)

Net Income (Loss)	($8,131)	($15,022)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	($0.01)	($0.01)
Weighted Average Shares Basic and Diluted	1,318,000	1,318,000

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Statements of Cash Flow For the three months ended March 31, 2008 and March 31, 2007 (Unaudited)
	2008	2007
OPERATING ACTIVITIES
Net Income (Loss)	($8,131)	($15,022)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	137	228
(Increase) Decrease In:
Commissions Receivable	0	18,348
Increase (Decrease) in:
Accounts Payable	(750)	250
Credit Card Payable	(13,481)	947
Provision for Income Taxes	0	(647)
Net cash provided by Operating Activities	(22,225)	4,104
INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net cash provided by Investing Activities	0	0
FINANCING ACTIVITIES:
Change in shareholder loans	21,113	(5,812)
Net cash provided by Financing Activities	21,113	(5,812)
Net increase (decrease) in cash & cash equivalents	(1,112)	(1,708)
Cash & cash equivalents at beginning of period	4,264	4,439
Cash & cash equivalents at end of period	$3,152	$2,731

SUPPLEMENTAL DISCLOSURE:
Income Taxes	0	0

Noncash Investing & Financing Activities: Cost of fixed asset trade-in	0	52,000
Accumulated depreciation on fixed asset trade-in	0	46,423
Shareholder Loan change from trade-in	0	5,577

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

March 31, 2008 and 2007

(Unaudited)

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

March 31, 2008 and 2007

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to January 1, 2008.

NOTE D – EARNINGS PER COMMON SHARE

Earnings per common share of ($0.01) and ($0.01) were calculated for the periods ended March 31, 2008 and 2007 respectively based on a net income numerator of ($8,131.36) for 2008 and ($15,022.27) for 2007 divided by a denominator of 1,318,000 shares of outstanding common stock, the weighted average number of shares issued during the periods.  There are no share equivalents.

NOTE E – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Good Earth Land Sales Company:

We have reviewed the accompanying balance sheets of Good Earth Land Sales Company as of March 31, 2008 and 2007 and the related statements of operations and cash flows for the three months periods then ended. These financial statements are the responsibility of the company’s management.

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

May 9, 2008

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

Since our business activity has been minimal for the years 2004 through 2005 while our business plan was formulated, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. At December 31, 2007, we had working capital of $4,263.48. With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

We recognize that additional capital will be required during the next twelve months for the company to execute its business plan. Should we be unable to raise additional capital from other sources, our directors and officers have committed to advance the company funds to enable Good Earth to begin executing its business plan over the coming year. We have no arrangement in writing with our Board of Directors regarding such commitments for funding.  Our Directors have committed to advance the company up to Fifty Thousand Dollars and NO/100 ($50,000.00) on an interest free basis.  In the event funding is received through private sources after such loans are made, the loans made by our Directors will begin to be repaid.

We have no equipment to sell to generate additional liquidity. We are going to buy equipment during the next twelve months. We do not know the extent of the equipment need until we have located additional customers for our services.

Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance as an operating corporation. We have not generated any significant profits and have generated small losses.  It is this inconsistency that makes an evaluation of our performance difficult. Further, we offer services in an industry that is highly dependent on available capital and there is no guarantee that we will be able to obtain clients who can finance their developments. We are also not sure that we will be able to obtain financing for projects that we will develop through our own efforts.  We cannot guarantee we will be successful in our activities. Our business is subject to risks inherent in the establishment of growing a business enterprise, including limited capital resources, possible delays in the generation of revenues from expending additional capital, and possible cost overruns due to price and cost increases in supplies and services.  As of March 31, 2008 Good Earth had $3,152.00 of cash on hand and commissions receivable of $9,014.00.

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

The execution of our business plan is expected to take up to one (1) year after we have secured funds.  The total amount of funds necessary will vary depending on whether the Board of Directors chooses to have Good Earth enter real estate development immediately or whether they choose to concentrate the initial efforts of the Company in leasing services.  As of the date of this filing there have been no commitments for capital expenditures other than those made in the course of ordinary business, such as for office equipment and furniture.  Unlike many businesses where capital expenditures can be quantified immediately, real estate development is more complex and difficult.  Until a client makes a specific agreement and has executed contracts, capital expenditures remain unknown.   Good Earth will be concentrating its efforts on clients that will be developing properties and will supply their own capital. Good Earth will not be developing its own properties until sometime in the long-term future after it has the capital to fund development.  Therefore, Good Earth does not have the ability to provide any estimated costs that may be expended by a client regarding their development of a property.

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

Liquidity and Capital Resources

Our cash increased to $3,152 as of March 31, 2008 compared to $2,731 as of March 31, 2007. The cash used in operating activities during the period ended March 31, 2008 was ($22,225) as compared to $4,104 of cash used during the period ended March 31, 2007. The net loss from operations was ($8,131) compared to ($15,022) for the same period in 2007. Operating expenses decreased by $19,417 during the same period in large part due to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note B to Notes of Financial Statements found in the Company’s annual financial statements filed with Form 10-KSB.

2008 Compared to 2007

Total revenues for the first quarter of 2008 were $0.00 compared to 2007 revenue for the same period of $11,879, respectively.

Our general and administrative expenses for 2008 decreased to $8,131 compared to $27,548 for 2007.  This decrease was largely due to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred a net loss for the three month period ended March 31, 2008, of ($8,131.00).   This net loss was largely due to a lack of revenue as our expenses for the same period decreased by $19,417. Our cash flow for the three month period ended March 31, 2008 showed a decrease in cash from $4,264 at the beginning of the year to $3,152 at the end of the period.

Our revenues for the period ended March 31, 2008 were $0.00 as compared to $11,879 for the same period in the year 2007. We cannot directly attribute this decrease to any individual project but merely our business in general.  Our expenses during this period have decreased 51% from the same period in 2007. Good Earth currently has commissions’ receivable of $9,014.69 and will continue to attempt to fund the operations of the Company from its own revenues.

In summary, the Officers and Directors believe Good Earth must implement its business plan to strengthen and diversify Good Earth. Officers and Directors also believe the decision to register the Company’s stock and become a reporting company will provide Good Earth with the ability to raise additional funds through a private offering of its shares providing equity funding needed to expedite its commitment to growing the company.  Good Earth will file a Form D prior to raising any funds through a private placement.

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-QSB of Good Earth Land Sales Company for the period ended March 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by the Company.

Item 3.  Controls and Procedures.

Item 3A(T).  Controls and Procedures.

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

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: May 14, 2008

By:  /s/ Petie P. Maguire

PETIE P. MAGUIRE,

                                               Chairman of the Board of Directors

                                               Chief Financial Officer