Form 10-Q
period 2008-06-30
Good Earth Land Sales CO
filed 2008-08-14
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-139220

GOOD EARTH LAND SALES COMPANY

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

20-1993383

(I.R.S. Employer Identification No.)

7217 First Avenue S., St. Petersburg, Florida 33707

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (727) 656-3092

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (__)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 14, 2008 was 1,318,000.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Good Earth Land Sales Company:

We have reviewed the accompanying balance sheet of Good Earth Land Sales Company as of June 30, 2008 and the related statements of operations and cash flows for the three months and six months periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

August 13, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

GOOD EARTH LAND SALES COMPANY Balance Sheets As of June 30, 2008 (Unaudited) and December 31, 2007

	As of	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & Cash Equivalents	376	4,263
Commissions Receivable, net of allowance for bad
debts of $0 and $9,015.	0	9,015
Total Current Assets	376	13,278
Fixed Assets
Computer	3,088	3,088
Less: Accumulated Depreciation	(1,995)	(1,721)
Total Fixed Assets	1,093	1,367
TOTAL ASSETS	1,469	14,645
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	750	3,500
Credit Card Payable	8,586	13,979

Total Current Liabilities	9,336	17,479
Long Term Liabilities
Due to Shareholder - NOTE C	21,119	(1,730)
Total Long Term Liabilities	21,119	(1,730)
TOTAL LIABILITIES	30,455	15,749
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(29,645)	(1,763)
Total Stockholder's Equity	(28,986)	(1,104)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	1,469	14,645

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Statement of Operations For the three months and six months ended June 30, 2008 and 2007 (Unaudited)

	3 mos ended	3 mos ended	6 mos ended	6 mos ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	2,225	8,198	2,225	20,077
Operating Expenses
Accounting and Audit Fees	1,125	700	1,875	950
Advertising	250	0	931	0
Automobile Expense	63	920	575	1,710
Bad Debts	9,015	(3,895)	9,015	807
Bank Service Charges	0	0	0	28
Business Promotion	500	515	500	515
Commission Expense	0	0	0	2,138
Contract Labor	0	640	425	2,560
Contributions	250	0	250	80
Depreciation	137	228	273	456
Dues and Subscriptions	0	35	1,027	52
Education	0	393	0	652
Insurance	2,667	628	4,445	843
Interest Expense	0	0	70	0
License and Permits	166	0	316	477
Meals and Entertainment	189	306	478	849
Meetings and Conventions	351	0	351	215
Postage	0	75	0	75
Professional Fees	4,225	646	4,755	12,655
Rent	500	0	500	0
Repairs	0	0	95	483
Supplies	184	273	444	2,080
Taxes	1,285	0	1,285	0
Telephone	945	1,296	2,011	2,339
Travel	0	299	486	594
TOTAL OPERATING EXPENSES	21,852	3,059	30,107	30,558
Net Income (Loss) before Income Taxes	(19,627)	5,139	(27,882)	(10,481)
Provision for income Taxes	0	0	0	(647)
NET INCOME (LOSS)	(19,627)	5,139	(27,882)	(9,834)
Earnings (loss) per common share:
Net income (loss) per share - NOTE D	($0.01)	$0.00	($0.02)	($0.01)
Weighted Average Shares	1,318,000	1,318,000	1,318,000	1,318,000

 See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Statement of Cash Flow For the six months ended June 30, 2008 and 2007 (Unaudited)

	6 months ended	6 months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	(27,882)	(9,834)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	273	456
(Increase) Decrease In:
Commissions Receivable	9,015	23,625
Increase (Decrease) in:
Accounts Payable	(2,750)	(900)
Credit Card Payable	(5,393)	187
Provsion for Income Taxes	0	(647)
Net cash provided by Operating Activities	(26,737)	12,887
INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net cash provided by Investing Activities	0	0
FINANCING ACTIVITIES:
Change in shareholder loans	22,850	(14,526)
Net cash provided by Financing Activities	22,850	(14,526)
Net increase (decrease) in cash & cash equivalents	(3,887)	(1,639)
Cash & cash equivalents at beginning of year	4,263	4,438
Cash & cash equivalents at end of year	376	2,799

SUPPLEMENTAL DISCLOSURE:
Income Taxes	0	0

Noncash Investing & Financing Activities:
Cost of fixed asset trade-in	0	52,000
Accumulated depreciation on fixed asset trade-in	0	46,423
Shareholder Loan change from trade-in	0	5,577

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

June 30, 2008 and 2007 (Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida.  The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and June 30, 2007; (b) the financial position at June 30, 2008, and (c) cash flows for the six month periods ended June 30, 2008 and June 30, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2008 presentation. Such reclassification includes allocation between common stock and additional paid in capital.

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

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

June 30, 2008 and 2007 (Unaudited)

(continued)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES  - (Continued)

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

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to January 1, 2009.

NOTE D – EARNINGS PER COMMON SHARE

Earnings per common share of ($0.01) and ($0.02) were calculated for the periods ended June 30, 2008 and 2007 respectively based on their respective net income numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

NOTE E – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The corporation has carefully considered

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

June 30, 2008 and 2007 (Unaudited)

(continued)

the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Liquidity and Capital Resources

Our cash decreased to $376 as of June 30, 2008 compared to $4,263 as of December 31, 2007. The cash used in operating activities during the period ended June 30, 2008 was ($26,737) as compared to $12,887 of cash povided during the period ended June 30, 2007. The net loss from operations was ($27,882) compared to ($9,834) for the same period in 2007. Operating expenses decreased only $451 during the same period.

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

2008 Compared to 2007

Total revenues for the second quarter of 2008 were $2,225 compared to 2007 revenue for the same period of $20,077, respectively.

Our general and administrative expenses for 2008 decreased to $30,107 compared to $30,558 for 2007.  Even though there was a decrease in legal, accounting and other fees related to the costs of filing the registration statement, there was a bad debt write off of $9,015 that resulted in minimal change in expenses from period to period.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred a net loss for the six month period ended June 30, 2008, of ($27,882).   This net loss was largely due to a lack of revenue as our expenses for the same period were unchanged. Our cash flow for the six month period ended June 30, 2008 showed a decrease in cash from $4,263 at the beginning of the year to $376 at the end of the period.

Our revenues for the period ended June 30, 2008 were $2,225 as compared to $20,077 for the same period in the year 2007. We cannot directly attribute this decrease to any individual project but merely our business in general. However, our president, Petie P. Maquire, experienced health problems during the first two quarters of the year and this occurrence did contribute to our reduced revenues.

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended June 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Good Earth Land Sales Company For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

Link to Table of Contents

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

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

As of December 31, 2007 and through the interim period ending June 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

This report on internal controls over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that

Link to Table of Contents

section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2008, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Reports of Independent Certified Accountants

Filed Herewith

(b)

Financial Statements

Filed Herewith

(c)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Amendment to Articles of Incorporation

See Exhibit Key

filed with SB-2 Registration Statement

on December 8, 2006

(3.2)

Bylaws filed with SB-2 Registration

See Exhibit Key

Link to Table of Contents

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

Date: August 14, 2008

By:  /s/ Petie P. Maguire

PETIE P. MAGUIRE,

                                               Chairman of the Board of Directors

                                               Chief Financial Officer