Form 10-Q
period 2008-09-30
Good Earth Land Sales CO
filed 2008-11-12
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Smaller reporting company (x)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of November 10, 2008 was 1,318,000.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Good Earth Land Sales Company:

We have reviewed the accompanying balance sheet of Good Earth Land Sales Company as of September 30, 2008 and the related statements of operations and cash flows for the three months and nine months periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 6, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

GOOD EARTH LAND SALES COMPANY Balance Sheets As of September 30, 2008 and December 31, 2007

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & Cash Equivalents	$471	$4,263
Commissions Receivable, net of allowance for bad
debts of $0 and $9,015.	0	9,015
Total Current Assets	471	13,278
Fixed Assets
Computer	3,730	3,088
Less: Accumulated Depreciation	(2,234)	(1,721)
Total Fixed Assets	1,496	1,367
TOTAL ASSETS	1,967	14,645
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	750	3,500
Credit Card Payable	11,964	13,979
Provision for Income Taxes	0	0
Total Current Liabilities	12,714	17,479
Long Term Liabilities
Due to Shareholder - NOTE C	23,920	(1,730)
Total Long Term Liabilities	23,920	(1,730)
TOTAL LIABILITIES	36,634	15,749
Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(35,326)	(1,763)
Total Stockholders' Equity	(34,667)	(1,104)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,967	$14,645

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Statement of Operations For the three months and nine months ended September 30, 2008 and 2007 (Unaudited)

	3 mos ended	3 mos ended	9 mos ended	9 mos ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,360	$23,903	$3,585	$43,981
Operating Expenses
Accounting and Audit Fees	750	0	2,625	950
Advertising	0	0	931	0
Automobile Expense	782	726	1,356	2,436
Bad Debts	0	(76)	9,015	731
Bank Service Charges	0	0	0	28
Business Promotion	0	0	500	515
Commission Expense	0	0	0	2,139
Contract Labor	0	1,805	425	4,365
Contributions	0	204	250	284
Depreciation	239	228	512	683
Dues and Subscriptions	0	39	1,027	91
Education	0	0	0	652
Insurance	1,269	138	5,714	981
Interest Expense	282	0	352	0
License and Permits	292	0	608	477
Meals and Entertainment	110	411	588	1,261
Meetings and Conventions	0	75	350	290
Postage	0	216	0	291
Professional Fees	450	851	5,205	13,506
Rent	0	0	500	0
Repairs	200	0	295	483
Selling Costs	1,351	0	1,351	0
Supplies	479	504	924	2,584
Taxes	0	0	1,285	0
Telephone	837	904	2,849	3,243
Travel	0	610	486	1,204
	7,041	6,635	37,148	37,194
Net Income (Loss) before Income Taxes	($5,681)	$17,268	($33,563)	$6,787

Provision for income Taxes	0	0	0	(647)

Net Income (Loss)	($5,681)	$17,268	($33,563)	$7,434

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	($0.00)	$0.01	($0.03)	$0.01

Weighted Average Shares	1,318,000	1,318,000	1,318,000	1,318,000

Link to Table of Contents

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Statement of Operations For the three months and nine months ended September 30, 2008 and 2007 (Unaudited)

	9 months ended	9 months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	($33,563)	$7,434
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	512	683
(Increase) Decrease In:
Commissions Receivable	9,015	25,065
Increase (Decrease) in:
Accounts Payable	(2,750)	(900)
Credit Card Payable	(2,014)	1,018
Provision for Income Taxes	0	(647)
Net cash provided by Operating Activities	(28,800)	32,653
INVESTING ACTIVITIES
Purchase of Fixed Assets	(642)	0
Net cash provided by Investing Activities	(642)	0
FINANCING ACTIVITIES:
Change in shareholder loans	25,650	(28,099)
Net cash provided by Financing Activities	25,650	(28,099)
Net increase (decrease) in cash & cash equivalents	(3,792)	4,554
Cash & cash equivalents at beginning of year	4,263	4,439
Cash & cash equivalents at end of year	471	8,993

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$0	$0

Noncash Investing & Financing Activities:
Cost of fixed asset trade-in	$0	$52,000
Accumulated depreciation on fixed asset trade-in	$0	$46,423
Shareholder Loan change from trade-in	$0	$5,577

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

September 30, 2008 and 2007 (Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida.  The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended September 30, 2008 and September 30, 2007; (b) the financial position at September 30, 2008, and (c) cash flows for the nine month periods ended September 30, 2008 and September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

September 30, 2008 and 2007 (Unaudited)

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

NOTE D – EARNINGS PER COMMON SHARE

Earnings per common share of ($0.03) and $0.01 were calculated for the periods ended September 30, 2008 and 2007 respectively based on their respective net income numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

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

Link to Table of Contents

responsibility to maintain shareholder value and to use proper management techniques in the future to accomplish its goals. The only circumstances that would lead to the use of any of these alternative methods would be that Good Earth was unable to properly finance its activities through private investment or debt financing.

Liquidity and Capital Resources

Our cash decreased to $471 as of September 30, 2008 compared to $4,263 as of December 31, 2007. The cash used in operating activities during the period ended September 30, 2008 was ($28,800) as compared to $32,653 of cash provided during the period ended September 30, 2007. The net loss from operations was ($33,563) compared to a profit of $7,434 for the same period in 2007. Operating expenses decreased only $46 during the same period so the drop in income is directly related to the loss of revenue.

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

2008 Compared to 2007

Total revenues for the third quarter of 2008 were $1,360 compared to 2007 revenue for the same period of $23,903, respectively. We cannot directly attribute this decrease to any individual project but merely our business in general. However, our president, Petie P. Maquire, experienced health problems during the first three quarters of the year and this occurrence did contribute to our reduced revenues.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred a net loss for the nine month period ended September 30, 2008, of ($33,563).   This net loss was largely due to a lack of revenue as our expenses for the same period were unchanged. Our cash flow for the nine month period ended September 30, 2008 showed a decrease in cash from $4,263 at the beginning of the year to $471 at the end of the period.

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

Link to Table of Contents

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

Link to Table of Contents

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

Note Regarding Forward Looking Statements.

Link to Table of Contents

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended September 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

As of December 31, 2007 and through the interim period ending September 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2008, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Link to Table of Contents

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

Link to Table of Contents

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on December 8, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD EARTH LAND SALES COMPANY

Date: November 10, 2008

By:  /s/ Petie P. Maguire

PETIE P. MAGUIRE,

                                               Chairman of the Board of Directors

                                               Chief Financial Officer