Form 10-K
period 2008-12-31
Good Earth Land Sales CO
filed 2009-03-31
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-139220

GOOD EARTH LAND SALES COMPANY

(Exact name of registrant as specified in its charter)

Florida                                       20-1993383

(State or other jurisdiction of                   (I.R.S. Employer

incorporation or organization)                  Identification No.)

7217 First Avenue S., St. Petersburg, Florida    33707

(Address of principal executive offices)               (Zip Code)

Registrant's telephone number: 727-656-3092

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  )  No (x)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes (x) No (  )

Indicate by check mark Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (x) No (_).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of

Link to Table of Contents

this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes (  )  No (x).

Indicate by check mark if disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-K is not contained  herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (_).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter:  $0.00 based on the average high ($0.00) and low ($0.00) price as of March 31, 2009, of $0.00 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,318,000 shares of Common Stock, par value $.01 per share, as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2008

Link to Table of Contents

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Good Earth Land Sales Company (the “Company”) for the year ended December 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

At the present time we do not have an internet website.  The Board of Directors has discussed this as an alternative for a continued public presence, however discussions have not moved past the discussion stage as of the date of this filing.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

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

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Recent Sales of the Company’s Unregistered Securities.

None

Holders of Common Stock

As of March 26, 2009 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 53.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2009 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Link to Table of Contents

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual report.

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

At December 31, 2008, we had a working capital deficit of ($16,691). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

We recognize that additional capital will be required during the next twelve months for the company to execute its business plan. Should we be unable to raise additional capital from other sources, our directors and officers have committed to advance the company funds to enable Good Earth to begin executing its business plan over the coming year. We have no arrangement in writing with our Board of Directors regarding such commitments for funding.  Our Directors have committed to advance the company up to fifty thousand dollars on an interest free basis.  In the event funding is received through private sources after such loans are made, the loans made by our Directors will begin to be repaid.

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

Link to Table of Contents

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

Liquidity and Capital Resources

Our cash decreased to $213 as of December 31, 2008 compared to $4,263 as of December 31, 2007. The cash used in operating activities during the period ended December 31, 2008 was ($30,061) as compared to $39,643 of cash provided during the period ended December 31, 2007. The net loss from operations was ($39,176) compared to a net loss of ($3,305) for the same period in 2007. Operating expenses decreased $11,696 during the same period.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note B to Notes of Financial Statements found in the Company’s annual financial statements filed with Form 10-K.

2008 Compared to 2007

Total revenues for the year ended December 31, 2008 were $5,176 compared to 2007 revenue for the same period of $52,096, respectively. We cannot directly attribute this decrease to any individual project but merely our business in

Link to Table of Contents

general. However, our president, Petie P. Maquire, experienced health problems during the first three quarters of the year and this occurrence did contribute to our reduced revenues.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred a net loss for the period ended December 31, 2008, of ($39,176).   This net loss was largely due to a lack of revenue as our expenses for the same period were relatively unchanged. Our cash flow for the period ended December 31, 2008 showed a decrease in cash from $4,263 at the beginning of the year to $213 at the end of the period.

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

Link to Table of Contents

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Link to Table of Contents

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information.

None.

Link to Table of Contents

PART III.

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

Officers and Directors

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age, and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Petie Parnell Maguire	Chief Financial Officer, President and Director (1)	55
Rveva A. Barrett	Vice President (2)	65
Pauline A. Pappas	Secretary, Treasurer (3)	65

(1)  Petie Parnell Maguire was appointed President and a Director upon incorporation on November 3, 2004. She was the Secretary and a Director in Irish Mag, Inc. a fully reporting company until her resignation August 9, 2006.

(2)  Rveva A. Barrett was appointed as Vice-President on April 28, 2009. This is the first position she has held in a fully reporting company.

(3)  Pauline A. Pappas was appointed as Secretary/Treasurer on September 29, 2008. This is the first position she has held in a fully reporting company.

Background of Officers and Directors

PETIE PARNELL MAGUIRE has applied 20 years of diverse experience to form what is now Good Earth Land Sales Company. Since founding Good Earth in November of 2004, Ms. Maguire has been developing the corporate business plan as well as functioning as its sole full-time employee. She has been involved in the acquisition of land, development of and overseeing all aspects of development of commercial projects for clients, as well as the managing and leasing of space on completed projects. Prior to the formation of Good Earth, from 2001 to November of 2004 Ms. Maguire worked as an independent real estate broker/associate.  She provided her services in the management and leasing of space in retail centers, anchored grocery centers, and office buildings. Ms. Maguire was an officer/director in a fully reporting company, Irish Mag, Inc. until August 9, 2006.  As an Officer/Director at Irish Mag, Inc., Ms. Maguire participated in the monthly Board of Directors meetings.  From 1989 to 2000, Ms. Maguire handled the accounts receivable of Irish Mag including all the journal entries, bank reconciliations and collections.  In addition she was responsible for the location of, and purchase of the building that housed the business.  Irish Mag, Inc. was a commercial printing company that specialized in four (4) color work for commercial builders and developers and provided consulting services to builders regarding their promotional material.

RVEVA A. BARRETT has been employed by the Company for the past two years.  For the three-year period prior to her employment with the Company, Ms. Barrett was retired.

PAULINE A. PAPPAS has been an officer, director and owner of PLRM, Inc. for the last five years.  PLRM, Inc. is a Florida corporation headquartered in St. Petersburg, Florida.  The business of PLRM, Inc. is a real estate agency focused on commercial real estate.

None of our officers and directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $250,000 in revenue we rely on our Chief Executive Officer Petie Maguire for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our

Link to Table of Contents

audit committee. The Board has determined that the relationship of Ms. Maguire as both our company Chief Executive Officer and our audit committee financial expert is not detrimental to the Company. Ms. Maguire has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Ms. Maguire has gained this expertise through her formal education and experience as our Chief Executive Officer for four (4) years. She has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2008 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 11. Executive Compensation.

We have not paid any executive compensation during the years since inception except as noted from the following summary:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Petie Parnell Maguire (1), President, Chairman of the Board of Directors
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Link to Table of Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Petie Parnell Maguire	1,000,000
Common Stock	Rveva A. Barrett	6,000
Common Stock	Directors and Officers as a Group (2 persons)	1,012,000

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors or an affiliated company.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,750 for 2007 and $5,750 for 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the  performance  of the  audit  or  review  of  the  registrant's  financial statements  and are not reported  under the caption  "Audit Fees" was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $ 0.

All Other Fees,

Link to Table of Contents

The aggregate fees billed in each of the last two fiscal years for products and services provided by Randall N. Drake, C.P.A., P.A., other than the services reported above were $0 in paragraphs (e)(1) through (e)(3) of this section.  The nature of the services comprising the fees disclosed under this category was: N/A.

Item 15.  Exhibits.

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

Commission on December 8, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on December 8, 2006.

Link to Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GOOD EARTH LAND SALES COMPANY

Date: March 29, 2009        By:  /s/ PETIE P. MAGUIRE

                                           PETIE P. MAGUIRE

                                           Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 29, 2009       By:  /s/ PETIE P. MAGUIRE

                                          PETIE P. MAGUIRE

                                          Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Link to Table of Contents

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2008 and 2007	F-2

Consolidated Income Statements for the periods ending
December 31, 2008 and 2007	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007 and 2008	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2008 and 2007	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Good Earth Land Sales Company:

We have audited the accompanying balance sheets of Good Earth Land Sales Company as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Earth Land Sales Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote B to the financial statements, the Company has incurred operating losses and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 25, 2009

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Balance Sheet As of December 31, 2008 and December 31, 2007

	2008	2007
ASSETS

Current Assets
Cash & Cash Equivalents	213	4,263
Commissions Receivable, less reserve for
bad debts of $0 and $9,015	0	9,015
Total Current Assets	213	13,278
Fixed Assets
Computer	3,730	3,088
Less: Accumulated Depreciation	(2,397)	(1,721)
Total Fixed Assets	1,333	1,367
TOTAL ASSETS	1,546	14,645
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	4,326	3,500
Credit Card Payable	12,578	13,979
Provision for Income Taxes	0	0
Total Current Liabilities	16,904	17,479
Long Term Liabilities
Due to (from) Shareholder - NOTE C	24,922	(1,730)
Total Long Term Liabilities	24,922	(1,730)
TOTAL LIABILITIES	41,826	15,749
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(40,939)	(1,763)
Total Stockholder's Equity	(40,280)	(1,104)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	1,546	14,645

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Income Statement For the Years December 31, 2008 and December 31, 2007

	2008	2007
Revenue	5,176	52,096
Operating Expenses
Advertising	931	248
Automobile Expense	2,259	3,018
Bad Debts	9,015	9,015
Bank Charges	0	28
Business Promotion	500	515
Commission Expense	0	2,138
Continuing Education	310	0
Contract Labor	610	5,470
Contributions	250	1,284
Depreciation	675	911
Dues and Subscriptions	1,078	91
Education	0	652
Insurance	4,825	1,559
Interest Expense	790	130
Licenses and Taxes	608	477
Meals and Entertainment	1,031	1,630
Meetings and Conventions	351	329
Moving Expense	0	0
Postage	10	367
Professional Fees	12,250	18,451
Rent	600	0
Repairs	295	483
Selling Costs	1,351	0
Supplies	1,260	3,711
Taxes	1,285	0
Telephone	3,582	4,187
Travel	486	1,354
Total Operating Expenses	44,352	56,048
Net Income (Loss) before Income Taxes	(39,176)	(3,952)

Provision for income Taxes	0	647

Net Income (Loss)	(39,176)	(3,305)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	($0.03)	($0.00)

Weighted Average Shares	1,318,000	1,318,000
Basic and Diluted

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Statement of Changes in Stockholders’ Equity For the Years December 31, 2008 and December 31, 2007

	Common Stock		Paid-in-	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at January 1, 2007	1,318,000	13,180	(12,521)	1,542	2,201

Net Income (Loss)				(3,305)	(3,305)

Balances at December 31, 2007	1,318,000	13,180	(12,521)	(1,763)	(1,104)

Net Income (Loss)				(39,176)	(39,176)

Balances at December 31, 2008	1,318,000	13,180	(12,521)	(40,939)	(40,280)

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY Statement of Cash Flow For the Years December 31, 2008 and December 31, 2007

	2008	2007
OPERATING ACTIVITIES
Net Income (Loss)	(39,176)	(3,305)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	675	911
(Increase) Decrease In:
Commissions Receivable	9,015	29,945
Increase (Decrease) in:
Accounts Payable	826	2,250
Credit Card Payable	(1,401)	10,489
Provsion for Income Taxes	0	(647)
Net cash (used) provided by Operating Activities	(30,061)	39,643
INVESTING ACTIVITIES
Purchase of Fixed Assets	(642)	0
Net cash (used) provided by Investing Activities	(642)	0
FINANCING ACTIVITIES:
Issuance of Common Stock	0	0
Change in shareholder loans	26,653	(39,819)
Net cash provided (used) by Financing Activities	26,653	(39,819)
Net (decrease) in cash & cash equivalents	(4,050)	(176)
Cash & cash equivalents at beginning of year	4,263	4,439
Cash & cash equivalents at end of year	213	4,263

SUPPLEMENTAL DISCLOSURE:
Income Taxes	0	0
Noncash Investing & Financing Activities:
Cost of fixed asset trade-in	$0	$52,000
Accumulated depreciation on fixed asset trade-in	$0	$46,423
Shareholder Loan change from trade-in	$0	$5,577

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

December 31, 2008 and 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida.  The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2008 and December 31, 2007; (b) the financial position at December 31, 2008, and (c) cash flows for the years ended December 31, 2008 and December 31, 2007, have been made.

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

Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to increase revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

December 31, 2008 and 2007

NOTE B – SIGNIFICANT ACCOUNTING POLICIES  - (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue through commissions received on sales of real estate. The Company provides these services and bills for them when the sale transaction has been completed.  The Company recognizes its revenue when the sale has been completed. The Company also generates revenue through leasing activities. The revenue is recognized in its entirety when the lease has been executed.

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

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs.  These amounts are non-interest bearing and payable on demand subsequent to January 1, 2010.

NOTE D – EARNINGS PER COMMON SHARE

Earnings per common share of ($0.03) and (S0.00) were calculated for the periods ended December 31, 2008 and 2007 respectively based on their respective net income numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

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