Form 10-Q
period 2009-03-31
Good Earth Land Sales CO
filed 2009-05-15
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 15, 2009 was 1,318,000.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

GOOD EARTH LAND SALES COMPANY Balance Sheet As of March 31, 2009 and December 31, 2008

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	358	213
Total Current Assets	358	213
Fixed Assets
Computer	3,730	3,730
Less: Accumulated Depreciation	(2,537)	(2,397)
Total Fixed Assets	1,193	1,333
TOTAL ASSETS	1,551	1,546
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	4,250	4,326
Credit Card Payable	16,330	12,578
Provision for Income Taxes	0	0
Total Current Liabilities	20,580	16,904
Long Term Liabilities
Due to Shareholder - NOTE C	22,044	24,922
Total Long Term Liabilities	22,044	24,922
TOTAL LIABILITIES	42,624	41,826
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(41,732)	(40,939)
Total Stockholder's Equity	(41,073)	(40,280)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	1,551	1,546

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Statement of Operations For the Three Months Ended March 31, 2009 and March 31, 2008

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Revenue	3,029	0
Operating Expenses
Accounting and Audit Fees	750	750
Advertising	0	681
Automobile Expense	335	511
Continuing Education	53	0
Contract Labor	130	425
Depreciation	140	137
Dues and Subscriptions	201	1,027
Insurance	380	1,778
Interest Expense	557	70
License and Permits	182	150
Meals and Entertainment	663	255
Postage	17	0
Professional Fees	150	450
Repairs	0	95
Supplies	41	250
Telephone	223	1,066
Travel	0	486
	3,822	8,131
Net Income (Loss) before Income Taxes	(793)	(8,131)

Net Income (Loss)	(793)	(8,131)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	($0.00)	($0.01)

Weighted Average Shares Basic and Diluted	1,318,000	1,318,000

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Statement of Cash Flow For the Three Months Ended March 31, 2009 and March 31, 2008

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	(793)	(8,131)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	140	137
Increase (Decrease) in:
Accounts Payable	(76)	(750)
Credit Card Payable	3,752	(13,480)
Provsion for Income Taxes	0	0
Net cash provided by Operating Activities	3,023	(22,224)
INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net cash provided by Investing Activities	0	0
FINANCING ACTIVITIES:
Change in shareholder loans	(2,878)	21,113
Net cash provided by Financing Activities	(2,878)	21,113
Net increase (decrease) in cash & cash equivalents	145	(1,111)
Cash & cash equivalents at beginning of year	213	4,263
Cash & cash equivalents at end of year	358	3,152

SUPPLEMENTAL DISCLOSURE:
Income Taxes	0	0

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Three Months Ended March 31, 2009 and March 31, 2008

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida.  The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2009 and March 31, 2008; (b) the financial position at March 31, 2009, and (c) cash flows for the three month periods ended March 31, 2009 and March 31, 2008, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009 and March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing. While the Company believes in the

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Three Months Ended March 31, 2009 and March 31, 2008

(Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES  - (Continued)

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

Income Taxes

The Company had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal income taxes on its taxable income and is not allowed a net operating loss carryover or carryback as a deduction.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income and include their respective shares of the Company's net operating losses in their individual income tax returns. In 2006, the Company elected to be taxed under Subchapter C of the Internal Revenue Code. Income taxes are provided for the tax effects of transactions reported in the

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Three Months Ended March 31, 2009 and March 31, 2008

(Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES  - (Continued)

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

NOTE D – EARNINGS PER COMMON SHARE

Earnings per common share of ($0.00) and ($0.01) were calculated for the periods ended March 31, 2009 and 2008 respectively based on their respective net income numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

NOTE E – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2009. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

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

At December 31, 2008, we had working capital of ($20,222.00). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

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

Link to Table of Contents

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

Link to Table of Contents

Liquidity and Capital Resources

Our cash decreased to $358 as of March 31, 2009 compared to $213 as of December 31, 2008. The cash provided by operating activities during the period ended March 31, 2009 was $3,023 as compared to ($22,224) of cash provided during the period ended March 31, 2008. The net loss from operations was ($793) compared to a net loss of ($8,131) for the same period in 2008. Operating expenses decreased $4,309 during the same period.

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

2009 Compared to 2008

Total revenues for the first quarter of 2009 were $3,029 compared to 2008 revenue for the same period of $0, respectively. We attribute this increase to increased involvement of our president, Petie P. Maquire, who experienced health problems during the first three quarters of the previous year.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred a net loss for the three month period ended March 31, 2009, of ($793).   Our cash flow for the three month period ended March 31, 2009 showed an increase in cash of $145.

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

Trends

We remain in the pre-expansion stage. We have not generated any additional revenue to which we can attribute to our business plan and we see none in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section.

Link to Table of Contents

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

Link to Table of Contents

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended March 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or

Link to Table of Contents

belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Good Earth Land Sales Company For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

As of the period ending March 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external

Link to Table of Contents

consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Link to Table of Contents

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

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

Code of Ethics

See Exhibit Key

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer pursuant to

Section 302 of the Sarbanes-Oxley Act

of 2002

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

Date: May 14, 2009

By:  /s/ Petie P. Maguire

PETIE P. MAGUIRE,

                                               Chairman of the Board of Directors

                                               Chief Financial Officer