Form 10-Q
period 2009-06-30
Good Earth Land Sales CO
filed 2009-08-14
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 12, 2009 was 1,318,000.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

GOOD EARTH LAND SALES COMPANY Balance Sheet As of June 30, 2009 and December 31, 2008

	As of	As of
	June 30, 2009	Dec. 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	1,344	213
Total Current Assets	1,344	213
Fixed Assets
Computer	3,730	3,730
Less: Accumulated Depreciation	(2,677)	(2,397)
Total Fixed Assets	1,053	1,333
TOTAL ASSETS	2,397	1,546
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	5,000	4,326
Credit Card Payable	15,320	12,578
Provision for Income Taxes	0	0
Total Current Liabilities	20,320	16,904
Long Term Liabilities
Due to Shareholder - NOTE C	19,552	24,922
Total Long Term Liabilities	19,552	24,922
TOTAL LIABILITIES	39,872	41,826
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(38,134)	(40,939)
Total Stockholder's Equity	(37,475)	(40,280)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	2,397	1,546

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Statement of Operations For the Three Months and Six Months Ended June 30, 2009 and June 30, 2008

	3 mos ended	3 mos ended	6 mos ended	6 mos ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	6,812	2,225	9,841	2,225
Operating Expenses
Accounting and Audit Fees	750	1,125	1,500	1,875
Advertising	0	250	0	931
Automobile Expense	920	64	1,256	575
Bad Debts	0	9,015	0	9,015
Business Promotion	0	500	0	500
Continuing Education	20	0	72	0
Contract Labor	260	0	390	425
Contributions	0	250	0	250
Depreciation	140	137	281	274
Dues and Subscriptions	0	0	201	1,027
Insurance	0	2,667	380	4,445
Interest Expense	295	0	852	70
License and Permits	150	166	332	316
Meals and Entertainment	38	189	700	478
Meetings & Conferences	0	350	0	350
Postage	0	0	17	0
Professional Fees	0	4,225	150	4,755
Rent	0	500	0	500
Repairs	0	0	0	95
Supplies	128	184	169	444
Taxes	0	1,285	0	1,285
Telephone	513	945	736	2,011
Travel	0	0	0	486
	3,214	21,852	7,036	30,107
Net Income (Loss) before Income Taxes	3,598	(19,627)	2,805	(27,882)

Provision for income Taxes	0	0	0	0

Net Income (Loss)	3,598	(19,627)	2,805	(27,882)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$0.00	($0.01)	$0.00	($0.02)

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY Statement of Cash Flows For the Six Months Ended June 30, 2009 and June 30, 2008

	6 months ended	6 months ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	2,805	(27,882)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	281	274
(Increase) Decrease in:
Commissions Receivable	0	9,015
Increase (Decrease) in:
Accounts Payable	674	(2,750)
Credit Card Payable	2,741	(5,393)
Provsion for Income Taxes	0	0
Net cash provided by Operating Activities	6,501	(26,736)
INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net cash provided by Investing Activities	0	0
FINANCING ACTIVITIES
Change in shareholder loans	(5,370)	22,849
Net cash provided by Financing Activities	(5,370)	22,849
Net increase (decrease) in cash & cash equivalents	1,131	(3,887)
Cash & cash equivalents at beginning of year	213	4,263
Cash & cash equivalents at end of year	1,344	376

SUPPLEMENTAL DISCLOSURE:
Income Taxes	0	0

See accompanying notes and accountant’s report.

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended June 30, 2009 and June 30, 2008

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida.  The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month periods ended June 30, 2009 and June 30, 2008; (b) the financial position at June 30, 2009, and (c) cash flows for the six month periods ended June 30, 2009 and June 30, 2008, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

Link to Table of Contents

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended June 30, 2009 and June 30, 2008

(Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES  - (Continued)

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

NOTE D – EARNINGS PER COMMON SHARE

Earnings per common share of $0.00 and ($0.02) were calculated for the periods ended June 30, 2009 and 2008 respectively based on their respective net income numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Link to Table of Contents

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

Liquidity and Capital Resources

Our cash increased to $1,344 as of June 30, 2009 compared to $213 as of December 31, 2008. The cash provided by operating activities during the period ended June 30, 2009 was $6,501 as compared to ($26,736) of cash provided during the period ended June 30, 2008. The net income from operations was $2,805 compared to a net loss of ($27,882) for the same period in 2008. Operating expenses decreased $23,071 during the same period.

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

2009 Compared to 2008

Total revenues for the two fiscal quarters of 2009 were $9,841 compared to 2008 revenue for the same period of $2,225, respectively. We attribute this increase to increased involvement of our president, Petie P. Maquire, who experienced health problems during the first three quarters of the previous year.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis.  We incurred a net income for the six month period ended June 30, 2009, of $2,805.   Our cash flow for the six month period ended June 30, 2009 showed an increase in cash of $1,131.

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

Link to Table of Contents

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

Link to Table of Contents

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended June 30, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

As of the period ending June 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending June 30, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Link to Table of Contents

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

Date: August 13, 2009

By:  /s/ Petie P. Maguire

PETIE P. MAGUIRE,

Chairman of the Board of Directors

Chief Financial Officer