Form 10-Q
period 2009-09-30
Good Earth Land Sales CO
filed 2009-11-16
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of November 12, 2009 was 1,318,000.

Part I. Financial Information

Item 1. Financial Statements.

GOOD EARTH LAND SALES COMPANY
Balance Sheet
As of September 30, 2009 and December 31, 2008

	As of	As of
	Sept. 30, 2009	Dec. 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	377	213
Total Current Assets	377	213
Fixed Assets
Computer	3,730	3,730
Less: Accumulated Depreciation	(2,817)	(2,397)
Total Fixed Assets	913	1,333
TOTAL ASSETS	1,290	1,546
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	1,250	4,326
Credit Card Payable	6,878	12,578
Provision for Income Taxes	0	0
Total Current Liabilities	8,128	16,904
Long Term Liabilities
Due to Shareholder - NOTE C	30,993	24,922
Total Long Term Liabilities	30,993	24,922
TOTAL LIABILITIES	39,121	41,826
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(38,490)	(40,939)
Total Stockholder's Equity	(37,831)	(40,280)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	1,290	1,546

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
Statement of Operations
For the Three Months and Nine Months Ended September 30, 2009 and September 30, 2008

	3 mos ended	3 mos ended	9 mos ended	9 mos ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	3,902	1,360	13,743	3,585
Operating Expenses
Accounting and Audit Fees	750	750	2,250	2,625
Advertising	0	0	0	931
Automobile Expense	122	782	1,377	1,356
Bad Debts	0	0	0	9,015
Business Promotion	0	0	0	500
Continuing Education	180	0	252	0
Contract Labor	65	0	455	425
Contributions	0	0	0	250
Depreciation	140	239	421	512
Dues and Subscriptions	0	0	201	1,027
Insurance	0	1,269	380	5,714
Interest Expense	174	282	1,026	352
License and Permits	372	292	704	608
Meals and Entertainment	200	110	901	588
Meetings & Conferences	0	0	0	350
Postage	38	0	54	0
Professional Fees	1,550	450	1,700	5,205
Rent	0	0	0	500
Repairs	35	200	35	295
Selling Costs	0	1,351	0	1,351
Supplies	202	479	371	924
Taxes	0	0	0	1,285
Telephone	432	837	1,168	2,849
Travel	0	0	0	486
Total Operating Expenses	4,260	7,041	11,295	37,148
Net Income (Loss) before Income Taxes	(358)	(5,681)	2,448	(33,563)

Provision for income Taxes	0	0	0	0

Net Income (Loss)	(358)	(5,681)	2,448	(33,563)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$0.00	$0.00	$0.00	$(0.03)

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
Statement of Cash Flows
For the Nine Months Ended September 30, 2009 and September 30, 2008

	9 months ended	9 months ended
	Sept. 30, 2009	Sept. 30, 2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	2,448	(33,563)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	421	512
(Increase) Decrease in:
Commissions Receivable	0	9,015
Increase (Decrease) in:
Accounts Payable	(3,077)	(2,750)
Credit Card Payable	(5,700)	(2,014)
Provision for Income Taxes	0	0
Net cash provided by Operating Activities	(5,908)	(28,800)
INVESTING ACTIVITIES
Purchase of Fixed Assets	0	642
Net cash provided by Investing Activities	0	(642)
FINANCING ACTIVITIES
Change in shareholder loans	6,072	25,650
Net cash provided by Financing Activities	6,072	25,650
Net increase (decrease) in cash & cash equivalents	164	(3,792)
Cash & cash equivalents at beginning of year	213	4,263
Cash & cash equivalents at end of year	377	471

SUPPLEMENTAL DISCLOSURE:
Income Taxes	0	0

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Nine Months Ended September 30, 2009 and September 30, 2008

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida. The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month periods ended September 30, 2009 and September 30, 2008; (b) the financial position at September 30, 2009, and (c) cash flows for the nine month periods ended September 30, 2009 and September 30, 2008, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended September 30, 2009 and September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended September 30, 2009 and September 30, 2008

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

Subsequent Events

These interim financial statements were approved by management and were issued on November 13, 2009. Subsequent events have been evaluated through this date.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs. These amounts are non-interest bearing and payable on demand subsequent to January 1, 2011.

NOTE D – EARNINGS PER COMMON SHARE

Earnings (loss) per common share of $0.00 and ($0.03) were calculated for the periods ended September 30, 2009 and 2008 respectively based on their respective net income (loss) numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

NOTE E – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the current and recent periods. The company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.

Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended September 30, 2009 and September 30, 2008

(Unaudited)

NOTE E – ACCOUNTING PRONOUNCEMENTS - (Continued)

Recently Issued Accounting Pronouncements - (Continued)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended September 30, 2009 and September 30, 2008

(Unaudited)

NOTE E – ACCOUNTING PRONOUNCEMENTS - (Continued)

Recently Issued Accounting Pronouncements - (Continued)

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

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

Liquidity and Capital Resources

Our cash increased to $377 as of September 30, 2009 compared to $213 as of December 31, 2008. The cash utilized by operating activities during the period ended September 30, 2009 was $5,908 as compared to $28,800 of cash utilized during the period ended September 30, 2008. The net income from operations was $2,448 compared to a net loss of ($33,563) for the same period in 2008. Operating expenses decreased $25,853 during the same period.

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

2009 Compared to 2008

Total revenues for the three fiscal quarters of 2009 were $13,743 compared to 2008 revenue for the same period of $3,585. We attribute this increase to increased involvement of our president, Petie P. Maguire, who experienced health problems during the first three quarters of the previous year.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. We incurred a net income for the nine month period ended September 30, 2009, of $2,448. Our cash flow for the nine month period ended September 30, 2009 showed an increase in cash of $164.

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended September 30, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

(c)

over-abundance of companies supplying real estate sales and services;

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

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

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

As of the period ending September 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending September 30, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description		Location Reference

(a)	Financial Statements	Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation

(3.1)	Amendment to Articles of Incorporation filed with SB-2 Registration Statement on December 8, 2006	See Exhibit Key

(3.2)	Bylaws filed with SB-2 Registration Statement on December 8, 2006	See Exhibit Key

(11.0)	Statement re: computation of per share earnings	Note D to Financial Stmts.

(14.0)	Code of Ethics	See Exhibit Key

(31.0)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.0)	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 2006.

3.2	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 2006.

14.0	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD EARTH LAND SALES COMPANY

Date: November 13, 2009

By: /s/ Petie P. Maguire

PETIE P. MAGUIRE,

Chairman of the Board of Directors

Chief Financial Officer