Form 10-K/A
period 2008-12-31
Good Earth Land Sales CO
filed 2010-02-04
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A1

(Mark One)

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  X . No      .

Indicate by check mark Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X ..

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

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

2008 Compared to 2007

Total revenues for the year ended December 31, 2008 were $5,176 compared to 2007 revenue for the same period of $52,096, respectively. We cannot directly attribute this decrease to any individual project but merely our business in general. However, our president, Petie P. Maguire, experienced health problems during the first three quarters of the year and this occurrence did contribute to our reduced revenues.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2008 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period.

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

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $250,000 in revenue we rely on our Chief Executive Officer Petie Maguire for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Ms. Maguire as both our company Chief Executive Officer and our audit committee financial expert is not detrimental to the Company. Ms. Maguire has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Ms. Maguire has gained this expertise through her formal education and experience as our Chief Executive Officer for four (4) years. She has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

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

Item 15. Exhibits.

Exhibit Number	Description	Location

(a)	Reports of Independent Certified Accountants	Filed Herewith

(b)	Financial Statements	Filed Herewith

(c)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation	See Exhibit Key

(3.1)	Amendment to Articles of Incorporation	See Exhibit Key

(3.2)	Bylaws filed with SB-2 Registration Statement on December 8, 2006	See Exhibit Key

(11.0)	Statement re: computation of per share	Note D to earnings

Financial Stmts.

(14.0)	Code of Ethics	See Exhibit Key

(31.0)	Certificate of Chief Executive Officer and Chief Financial Officer	Filed herewith

(32.0)	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 2006.

3.2	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 2006.

14.0	Incorporated by reference herein to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 GOOD EARTH LAND SALES COMPANY

Date:	February 4, 2010	By:	/s/ PETIE P. MAGUIRE
PETIE P. MAGUIRE
Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 4, 2010	By:	/s/ PETIE P. MAGUIRE
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

/s/ Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

March 25, 2009

GOOD EARTH LAND SALES COMPANY

Balance Sheet

As of December 31, 2008 and December 31, 2007

	2008	2007
ASSETS

Current Assets
Cash & Cash Equivalents	$213	$4,263
Commissions Receivable, less reserve for
bad debts of $0 and $9,015	0	9,015
Total Current Assets	213	13,278
Fixed Assets
Computer	3,730	3,088
Less: Accumulated Depreciation	(2,397)	(1,721)
Total Fixed Assets	1,333	1,367
TOTAL ASSETS	$1,546	$14,645
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$4,326	$3,500
Credit Card Payable	12,578	13,979
Provision for Income Taxes	0	0
Total Current Liabilities	16,904	17,479
Long Term Liabilities
Due to (from) Shareholder - NOTE C	24,922	(1,730)
Total Long Term Liabilities	24,922	(1,730)
TOTAL LIABILITIES	41,826	15,749
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized,
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(40,939)	(1,763)
Total Stockholder's Equity	(40,280)	(1,104)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$1,546	$14,645

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Income Statement

For the Years December 31, 2008 and December 31, 2007

	2008	2007
Revenue	$5,176	$52,096
Operating Expenses
Advertising	931	248
Automobile Expense	2,259	3,018
Bad Debts	9,015	9,015
Bank Charges	0	28
Business Promotion	500	515
Commission Expense	0	2,138
Continuing Education	310	0
Contract Labor	610	5,470
Contributions	250	1,284
Depreciation	675	911
Dues and Subscriptions	1,078	91
Education	0	652
Insurance	4,825	1,559
Interest Expense	790	130
Licenses and Taxes	608	477
Meals and Entertainment	1,031	1,630
Meetings and Conventions	351	329
Moving Expense	0	0
Postage	10	367
Professional Fees	12,250	18,451
Rent	600	0
Repairs	295	483
Selling Costs	1,351	0
Supplies	1,260	3,711
Taxes	1,285	0
Telephone	3,582	4,187
Travel	486	1,354
Total Operating Expenses	44,352	56,048
Net Income (Loss) before Income Taxes	(39,176)	(3,952)

Provision for income Taxes	0	647

Net Income (Loss)	(39,176)	(3,305)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$(0.03)	$0.00

Weighted Average Shares Basic and Diluted	1,318,000	1,318,000

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Statement of Changes in Stockholders’ Equity

For the Years December 31, 2008 and December 31, 2007

	Common Stock		Paid-in-	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at January 1, 2007	1,318,000	$13,180	$(12,521)	$1,542	$2,201

Net Income (Loss)	-	-	-	(3,305)	(3,305)

Balances at December 31, 2007	1,318,000	13,180	(12,521)	(1,763)	(1,104)

Net Income (Loss)	-	-	-	(39,176)	(39,176)

Balances at December 31, 2008	1,318,000	$13,180	$(12,521)	$(40,939)	$(40,280)

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Statement of Cash Flow

For the Years December 31, 2008 and December 31, 2007

	2008	2007
OPERATING ACTIVITIES
Net Income (Loss)	$(39,176)	$(3,305)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	675	911
(Increase) Decrease In:
Commissions Receivable	9,015	29,945
Increase (Decrease) in:
Accounts Payable	826	2,250
Credit Card Payable	(1,401)	10,489
Provsion for Income Taxes	0	(647)
Net cash (used) provided by Operating Activities	(30,061)	39,643
INVESTING ACTIVITIES
Purchase of Fixed Assets	(642)	0
Net cash (used) provided by Investing Activities	(642)	0
FINANCING ACTIVITIES:
Issuance of Common Stock	0	0
Change in shareholder loans	26,653	(39,819)
Net cash provided (used) by Financing Activities	26,653	(39,819)
Net (decrease) in cash & cash equivalents	(4,050)	(176)
Cash & cash equivalents at beginning of year	4,263	4,439
Cash & cash equivalents at end of year	$213	$4,263

SUPPLEMENTAL DISCLOSURE:
Income Taxes	0	0
Noncash Investing & Financing Activities:
Cost of fixed asset trade-in	$0	$52,000
Accumulated depreciation on fixed asset trade-in	$0	$46,423
Shareholder Loan change from trade-in	$0	$5,577

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