Form 10-K/A
period 2008-12-31
Good Earth Land Sales CO
filed 2010-02-19
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A2

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

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

 GOOD EARTH LAND SALES COMPANY

Date:	February 18, 2010	By:	/s/ PETIE P. MAGUIRE
PETIE P. MAGUIRE
Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 18, 2010	By:	/s/ PETIE P. MAGUIRE
PETIE P. MAGUIRE
Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors

F-4