Form 10-K
period 2009-12-31
Good Earth Land Sales CO
filed 2010-03-30
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,318,000 shares of Common Stock, par value $.01 per share, as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

GOOD EARTH LAND SALES COMPANY

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2009

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Good Earth Land Sales Company (the “Company”) for the year ended December 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

(b)

governmental regulations and excessive taxes on real estate development and services;

(c)

over-abundance of companies involved in or entering land acquisition and development;

(d)

economic resources to support the promotion of new acquisitions, developments and services;

(e)

continuing or worsening conditions in the mortgage and financial markets; and

(f)

lack of working capital that could hinder the acquisition, development and promotion of products and services to a broader based business population.

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

IV. Consulting

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

Item 2. Properties.

We utilize a small office space of 300 square feet located on a high traffic artery in St. Petersburg. We own our furniture, computers, ancillary equipment and office supplies. We have specific software to calculate specific information we gather to determine the feasibility of our projects. Additionally we have a laptop computer that is used for site visits to gather information on land we may be considering or researching for a client.

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

Recent Sales of the Company’s Unregistered Securities.

None

Holders of Common Stock

As of March 31, 2010 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 54.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2010 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

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

At December 31, 2009, we had a working capital deficit of ($4,697). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

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

Good Earth has determined that, if it chooses to purchase land and develop property for the Company, it will target land that will accommodate buildings in the 2,000 to 5,000 square foot size. This will allow the Company to develop buildings to be leased by professionals such as attorneys, accountants and physicians. Financing for this size property is more readily available and leased space in these types of buildings in the Tampa Bay area is in fairly high demand. By choosing this size building, it is estimated that the cost of land and development will range from $800,000 to $2,000,000. The Company is targeting a long-term approach to this development. Our long-term period is 5-7 years.

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

Liquidity and Capital Resources

Our cash increased to $1,763 as of December 31, 2009 compared to $213 as of December 31, 2008. The cash used in operating activities during the period ended December 31, 2009 was ($7,601) as compared to ($30,061) of cash used during the period ended December 31, 2008. The net income from operations for 2009 was $2,281compared to a net loss of ($39,176) for the same period in 2008. Operating expenses decreased in 2009 by $25,255 over the same 2008 period.

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

2009 Compared to 2008

Total revenues for the year ended December 31, 2009 were $21,378 compared to 2008 revenue for the same period of $5,176, respectively. We cannot directly attribute this increase to any individual project but merely our business in general. However, our president, Petie P. Maguire, experienced health problems during the first three quarters of 2008 and this occurrence did contribute to our reduced revenues for 2008.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. We incurred a net income for the period ended December 31, 2009, of $2,281. This net income was largely due to a substantial decrease in our operating expenses and the return to good health of our President, Petie Maguire. Our cash flow for the period ended December 31, 2009 showed an increase in cash from $213 at the beginning of the year to $1,763 at the end of the period.

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Item 9b. Other Information

No event occurred during the fourth quarter of the fiscal year ended December 31, 2009 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period.

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

The name, address, age, and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Petie Parnell Maguire	Chief Financial Officer, President and Director (1)	56
Rveva A. Barrett	Vice President (2)	66
Pauline A. Pappas	Secretary, Treasurer (3)	65

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

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $250,000 in revenue we rely on our Chief Executive Officer Petie Maguire for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Ms. Maguire as both our company Chief Executive Officer and our audit committee financial expert is not detrimental to the Company. Ms. Maguire has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Ms. Maguire has gained this expertise through her formal education and experience as our Chief Executive Officer for five (5) years. She has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2009 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 11. Executive Compensation.

We have not paid any executive compensation during the years since inception except as noted from the following summary:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Petie Parnell Maguire President, Chairman of the Board of Directors
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pauline A. Pappas Secretary, Treasurer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rveva A. Barrett Vice President	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There are no employment contracts with any of our officers at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 31, 2010, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Petie Parnell Maguire	1,000,000	75.9%
Common Stock	Rveva A. Barrett	6,000	0.4%
Common Stock	Directors and Officers as a Group (2 persons)	1,006,000	76.3%

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,750 for 2008 and $5,750 for 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the caption "Professional Fees" was $0. The nature of the services comprising the fees disclosed under this category was: N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $0.

All Other Fees

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

Date: March 30, 2010

By: /s/ PETIE P. MAGUIRE

PETIE P. MAGUIRE

Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2010

By: /s/ PETIE P. MAGUIRE

PETIE P. MAGUIRE

Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

_________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Good Earth Land Sales Company:

We have audited the accompanying balance sheets of Good Earth Land Sales Company as of December 31, 2009 and 2008 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Earth Land Sales Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA
Clearwater, Florida

March 30, 2010

GOOD EARTH LAND SALES COMPANY

Balance Sheet

As of December 31, 2009 and December 31, 2008

	2009	2008
Assets

Current Assets
Cash & Cash Equivalents	$1,763	$213
Total Current Assets	1,763	213
Fixed Assets
Computers	3,730	3,730
Less: Accumulated Depreciation	(2,958)	(2,397)
Total Fixed Assets	772	1,333
TOTAL ASSETS	$2,535	$1,546

Current Liabilities
Accounts Payable	$3,250	$4,326
Credit Card Payable	3,210	12,578
Provision for Income Taxes	0	0
Total Current Liabilities	6,460	16,904
Long Term Liabilities
Due to Shareholder - NOTE C	34,073	24,922
Total Long Term Liabilities	34,073	24,922
TOTAL LIABILITIES	40,533	41,826
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized, 1,318,000 shares issued and outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(38,657)	(40,939)
Total Stockholder's Equity	(37,998)	(40,280)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$2,535	$1,546

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Income Statement

For the Years December 31, 2009 and December 31, 2008

	2,009		2,008
Revenue	$21,378		5,176
Operating Expenses		$
Advertising	0		931
Automobile Expense	1,788		2,259
Bad Debts	0		9,015
Bank Charges	80		0
Business Promotion	0		500
Continuing Education	253		310
Contract Labor	660		610
Contributions	200		250
Depreciation	561		675
Dues and Subscriptions	211		1,078
Insurance	759		4,825
Interest Expense	1,097		790
Licenses and Taxes	705		608
Meals and Entertainment	1,284		1,031
Meetings and Conventions	0		351
Postage	54		10
Professional Fees	8,450		12,250
Rent	0		600
Repairs	65		295
Selling Costs	0		1,351
Supplies	971		1,260
Taxes	0		1,285
Telephone	1,317		3,582
Travel	642		486
Total Operating Expenses	19,097		44,352
Net Income (Loss) before Income Taxes	2,281		(39,176)

Provision for income Taxes	0		0

Net Income (Loss)	$2,281		$(39,176)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$0.00		$(0.00)

Weighted Average Shares Basic and Diluted	1,318,000		1,318,000

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Statement of Changes in Stockholders’ Equity

For the Years December 31, 2009 and December 31, 2008

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2008	1,318,000	$13,180	$(12,521)	$(1,762)	$(1,103)

Net Income (Loss) for the Year ended 12/31/08	-	-	-	(39,176)	(39,176)

Balances at December 31, 2008	1,318,000	13,180	(12,521)	(40,938)	(40,280)

Net Income (Loss) for the Year ended 12/31/09	-	-	-	2,281	2,281

Balances at December 31, 2009	1,318,000	$13,180	$(12,521)	$(38,657)	$(37,998)

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Statement of Cash Flow

For the Years December 31, 2009 and December 31, 2008

	2009	2008
OPERATING ACTIVITIES
Net Income (Loss)	$2,281	$(39,176)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	561	675
(Increase) Decrease In:
Commissions Receivable	0	9,015
Increase (Decrease) in:
Accounts Payable	(1,076)	826
Credit Card Payable	(9,367)	(1,401)
Provision for Income Taxes	0	0
Net cash (used) provided by Operating Activities	(7,601)	(30,061)
INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(642)
Net cash (used) provided by Investing Activities	0	0
FINANCING ACTIVITIES:
Issuance of Common Stock	0	0
Change in shareholder loans	9,151	26,653
Net cash provided (used) by Financing Activities	9,151	26,653
Net (decrease) in cash & cash equivalents	1,550	(4,050)
Cash & cash equivalents at beginning of year	213	4,263
Cash & cash equivalents at end of year	$1,763	$213

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$0	$0

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida. The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2009 and December 31, 2008; (b) the financial position at December 31, 2009, and (c) cash flows for the years ended December 31, 2009 and December 31, 2008, have been made.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Income Taxes

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

NOTE D – EARNINGS PER COMMON SHARE

Earnings (loss) per common share of $0.00 and ($0.03) were calculated for the periods ended December 31, 2009 and 2008 respectively based on their respective net income numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This Accounting Standards Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The adoption of ASU No. 2009-13 will not have material impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This Accounting Standards Update addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The adoption of ASU No. 2009-14 will not have material impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update is a result of a consensus by the FASB Emerging Issues Task Force on EITF Issue No. 09-01. This ASU provides accounting and reporting guidelines for debt and certain preferred stock with specific conversion features and options. The adoption of ASU No. 2009-15 will not have material impact on our financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16—Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This is an amendment to the Accounting Standards Codification of FASB Statement No. 166, Accounting for Transfers of Financial Assets. This ASU provides accounting and reporting standards for transfers and servicing of financial assets. It also addresses transfers of servicing rights. The adoption of ASU No. 2009-16 will not have material impact on our financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17—Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this Update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendment to FASB Interpretation No. 146(R). The adoption of ASU No. 2009-17 will not have material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-1 Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The adoption of ASU No. 2010-01 will not have material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The objective of this Update is to address implementation issues realted to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of ASU No. 2010-02 will not have material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-03—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. The objective of the amendments included in this Update is to align the oil and gas reserve estimation and disclosure requirements of Extractive Activities—Oil and Gas (Topic 932) with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements (The Final Rule). The adoption of ASU No. 2010-03 will not have material impact on our financial statements.