Form 10-K/A
period 2009-12-31
Good Earth Land Sales CO
filed 2010-05-14
CIK 1373150

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Good Earth Land Sales Company (the “Company”, “we” or “us”) for the year ended December 31, 2009 as originally filed with the SEC on March 30, 2010 (the “2009 Annual Report”), is being filed to include revised disclosures in Item 9A(T) Controls and Procedures of the 2009 Annual Report.

This Amendment No. 1 does not affect any other portion of the 2009 Annual Report, other than the filing of a new Exhibits 31.1, which is being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after the filing date of the 2009 Annual Report.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below. We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

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

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Material Weaknesses. Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to control deficiencies in two areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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