Form 10-Q
period 2010-03-31
Good Earth Land Sales CO
filed 2010-05-17
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

   X  .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X .   Yes        .   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       .  Yes         .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes        .   No    X  .

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 7, 2010 was 1,318,000.

Part I. Financial Information

Item 1. Financial Statements.

GOOD EARTH LAND SALES COMPANY
Balance Sheet
As of March 31, 2010 and December 31, 2009

	As of	As of
	March 31, 2010	Dec. 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	$42	$1,763
Total Current Assets	42	1,763
Fixed Assets
Computer	3,730	3,730
Less: Accumulated Depreciation	(3,076)	(2,958)
Total Fixed Assets	654	772
TOTAL ASSETS	$696	$2,535
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$3,050	$3,250
Credit Card Payable	3,232	3,210
Provision for Income Taxes	-	-
Total Current Liabilities	6,282	6,460
Long Term Liabilities
Due to Shareholder - NOTE C	33,915	34,073
Total Long Term Liabilities	33,915	34,073
TOTAL LIABILITIES	40,197	40,533
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(40,160)	(38,657)
Total Stockholder's Equity	(39,501)	(37,998)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$696	$2,535

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
Statement of Operations
For the Three Months Ended March 31, 2010 and March 31, 2009

	3 months ended	3 months ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue	$7,220	$3,029
Operating Expenses
Accounting and Audit Fees	750	750
Automobile Expense	678	335
Business Promotion	332	-
Continuing Education	-	53
Contract Labor	1,557	130
Contributions	100	-
Depreciation	118	140
Dues and Subscriptions	-	201
Insurance	-	380
Interest Expense	194	557
License and Permits	300	182
Meals and Entertainment	-	663
Postage	165	17
Professional Fees	3,314	150
Repairs	110	-
Supplies	473	41
Telephone and Utilities	392	223
Travel	240	-
Total Operating Expenses	8,723	3,822
Net Income (Loss) before Income Taxes	(1,503)	(793)

Provision for income Taxes	-	-

Net Income (Loss)	$(1,503)	$(793)

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$(0.00)	$(0.00)

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
Statement of Cash Flows
For the Three Months Ended March 31, 2010 and March 31, 2009

	3 months ended	3 months ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	$(1,503)	$(793)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	118	140
Increase (Decrease) in:
Accounts Payable	(200)	(76)
Credit Card Payable	323	3,752
Net cash provided by Operating Activities	(1,262)	3,023
INVESTING ACTIVITIES
Net cash provided by Investing Activities	-	-
FINANCING ACTIVITIES
Change in shareholder loans	(158)	(2,878)
Net cash provided by Financing Activities	(158)	(2,878)
Net increase (decrease) in cash & cash equivalents	(1,420)	145
Cash & cash equivalents at beginning of year	1,462	213
Cash & cash equivalents at end of year	$42	$358

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$-	$-

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Three Months Ended March 31, 2010 and March 31, 2009

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida. The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2010 and March 31, 2009; (b) the financial position at March 31, 2010, and (c) cash flows for the three month periods ended March 31, 2010 and March 31, 2009 have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Operating results for the three periods ended March 31, 2010 and March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Three Months Ended March 31, 2010 and March 31, 2009

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

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of March 31, 2010, the Company has $42 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Subsequent Events

These interim financial statements were approved by management and were issued on May 10, 2010. Subsequent events have been evaluated through this date.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs. These amounts are non-interest bearing and payable on demand subsequent to January 1, 2012.

NOTE D – EARNINGS PER COMMON SHARE

Earnings (loss) per common share of $0.00 and $0.00 were calculated for the periods ended March 31, 2010 and 2009 respectively based on their respective net income (loss) numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Three Months Ended March 31, 2010 and March 31, 2009

(Unaudited)

NOTE E – ACCOUNTING PRONOUNCEMENTS - (Continued)

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The objective of this Update is to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of ASU No. 2010-02 will not have material impact on our financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-04—Accounting for Various Topics—Technical Corrections to Various SEC Paragraphs. This update represents technical corrections to SEC paragraphs. The adoption of ASU No. 2010-04 will not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05—Compensation – Stock Compensation (Topic 718) —Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation. The adoption of ASU No. 2010-05 will not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06—Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures about Fair Value Measurements.  This update affects all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. This update provides amendments to Subtopic 820-10 that require new disclosures and clarifies existing disclosures. The adoption of ASU No. 2010-06 will not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-07—Not-for-Profit Entities (Topic 958) —Not-for-Profit Entities: Mergers and Acquisitions. This update provides overall guidance on the recognition of combinations involving NFP’s and provides implementation guidance for determining whether a combination between an NFP and one or more businesses, nonprofit activities, or another NFP is a merger or an acquisition. The adoption of ASU No. 2010-07 will not have a material impact on our financial statements.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Three Months Ended March 31, 2010 and March 31, 2009

(Unaudited)

NOTE E – ACCOUNTING PRONOUNCEMENTS - (Continued)

Recently Issued Accounting Pronouncements - (Continued)

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-08—Technical Corrections to Various Topics—This updates purpose is to eliminate GAAP inconsistencies, update outdated provisions and provide needed clarifications. The adoption of ASU No. 2010-08 will not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09—Subsequent Events (Topic 855) —Amendments to Certain Recognition and Disclosure Requirements. This update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). The adoption of ASU No. 2010-09 will not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-10—Consolidation (Topic 810)—Amendments for Certain Investment Funds. This update defers amendments to the consolidation requirements in Topic 810 until such time as the IASB and the FASB develop consistent guidance on principal and agent relationships as part of the joint consolidation project. The adoption of ASU No. 2010-12 will not have a material impact on our financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11—Deriatives and Hedging (Topic 815) —Scope Exception Related to Embedded Credit Derivatives. The purposes of this update is to clarify what paragraph 815-15-15-8 means and whether other embedded credit derivative features, including those in some debt obligations and synthetic collateralized debt obligations, are subject to the application of paragraph 815-10-15-11 and Section 815-15-25.  The adoption of ASU No. 2010-12 will not have a material impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-12—Income Taxes (Topic 740) —Accounting For Certain Tax Effects of the Health Care Reform Acts. This update addresses the timing difference which could arise due to the signing dates of the health care acts. The adoption of ASU No. 2010-12 will not have a material impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13—Compensation-Stock Compensation (Topic 718) —Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The objective of this update is to address the classification of an employee share-based payment with an exercise price denominated in the currency of a market in which the underlying equity security trades. The adoption of ASU No. 2010-13 will not have a material impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-14—Accounting for Extractive Activities-Oil and Gas—Amendment to Paragraph 932-10-S99-1. This update amends prescribed financial accounting and reporting standards for registrants engaged in oil and gas producing activities. The adoption of ASU No. 2010-14 will not have a material impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-15—Financial Services-Insurance (Topic 944) —How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The objective of this update is to address practice questions on how investments held through the separate accounts of an insurance entity affect the consolidation analysis under FASB Accounting Standards Codification Subtopic 810-10, Consolidation- Overall. The adoption of ASU No. 2010-15 will not have a material impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16—Entertainment-Casinos (Topic 924) —Accruals for Casino Jackpot Liabilities. The objective of this update is to address diversity in practice in the accounting for casino base jackpot liabilities. The adoption of ASU No. 2010-16 will not have a material impact on our financial statements.

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

At March 31, 2010, we had working capital of ($6,240). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

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

Liquidity and Capital Resources

Our cash decreased to $42 as of March 31, 2010 compared to $358 as of March 31, 2009. The cash utilized by operating activities during the period ended March 31, 2010 was $1,262 as compared to $3,023 of cash provided during the period ended March 31, 2009. The net loss from operations was ($1,503) compared to a net loss of ($793) for the same period in 2009. Operating expenses increased $4,901during the same period.

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

2010 Compared to 2009

Total revenues for the first fiscal quarter of 2010 were $7,220 compared to 2009 revenue for the same period of $3,029. We attribute this increase to increased involvement of our president, Petie P. Maguire, who experienced health problems during the first quarter of the previous year.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. We incurred a net loss for the three month period ended March 31, 2010, of ($1,503). Our cash flow for the three month period ended March 31, 2010 showed a decrease in cash of ($1,420).

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended March 31, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 4T. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report.  We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-Q.  In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems, or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as noted in our annual report on Form 10-K for the year ended December 31, 2009.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2010, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

GOOD EARTH LAND SALES COMPANY

Date: May 17, 2010

By: /s/ Petie P. Maguire

PETIE P. MAGUIRE,

Chief Executive Officer, Chief Financial Officer

Chairman of the Board