Form 10-Q
period 2010-06-30
Good Earth Land Sales CO
filed 2010-08-13
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

   X  .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     X   .   No      .

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 12, 2010 was 1,318,000.

Part I. Financial Information

Item 1. Financial Statements.

GOOD EARTH LAND SALES COMPANY
Balance Sheet
As of June 30, 2010 and December 31, 2009

	As of	As of
	June 30, 2010	Dec. 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	$813	$1,763
Total Current Assets	813	1,763
Fixed Assets
Computer	3,730	3,730
Less: Accumulated Depreciation	(3,195)	(2,958)
Total Fixed Assets	535	772
TOTAL ASSETS	$1,348	$2,535
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$1,550	$3,250
Credit Card Payable	1,039	3,210
Total Current Liabilities	2,589	6,460
Long Term Liabilities
Due to Shareholder - NOTE C	42,519	34,073
Total Long Term Liabilities	42,519	34,073
TOTAL LIABILITIES	45,108	40,533
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(44,419)	(38,657)
Total Stockholder's Equity	(43,760)	(37,998)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$1,348	$2,535

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
Statement of Operations
For the Three Months and Six Months Ended June 30, 2010 and June 30, 2009

	3 mos ended	3 mos ended	6 mos ended	6 mos ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$7,571	$6,812	$14,790	$9,841
Operating Expenses
Accounting and Audit Fees	1,425	750	2,950	1,500
Automobile Expense	1,523	920	2,201	1,255
Bank Charges	30	-	60	-
Business Promotion	-	-	332	-
Continuing Education	141	20	141	73
Contract Labor	609	260	2,166	390
Contributions	-	-	100	-
Depreciation	120	140	238	281
Dues and Subscriptions	-	-	-	201
Insurance	550	-	550	380
Interest Expense	67	295	261	852
License and Permits	-	150	300	332
Meals and Entertainment	18	38	18	701
Postage	104	-	269	16
Professional Fees	6,450	-	8,988	150
Repairs	140	-	250	-
Supplies	192	128	636	169
Telephone	460	513	728	736
Travel	-	-	240	-
Utilities	-	-	124	-
Total Operating Expenses	11,829	3,214	20,552	7,036

Net Income (Loss) before Income Taxes	(4,258)	3,598	(5,762)	2,805

Provision for income Taxes	-	-	-	-

Net Income (Loss)	$(4,258)	$3,598	$(5,762)	$2,805

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$(0.00)	$0.00	$(0.00)	$0.00

See accompanying notes to the financial statement.

GOOD EARTH LAND SALES COMPANY
Statement of Cash Flows
For the Six Months Ended June 30, 2010 and June 30, 2009

	6 months ended	6 months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	$(5,762)	$2,805
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	238	281
Increase (Decrease) in:
Accounts Payable	(1,700)	674
Credit Card Payable	(2,172)	2,741
Net cash provided by Operating Activities	(9,396)	6,501
INVESTING ACTIVITIES
Net cash provided by Investing Activities	-	-
FINANCING ACTIVITIES
Change in shareholder loans	8,446	(5,370)
Net cash provided by Financing Activities	(8,446)	(5,370)
Net increase (decrease) in cash & cash equivalents	(950)	1,131
Cash & cash equivalents at beginning of period	1,763	213
Cash & cash equivalents at end of period	$813	$1,344

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$-	$-

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended June 30, 2010 and June 30, 2009

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida. The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month periods ended June 30, 2010 and June 30, 2009; (b) the financial position at June 30, 2010, and (c) cash flows for the six month periods ended June 30, 2010 and June 30, 2009 have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Operating results for the periods ended June 30, 2010 and June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended June 30, 2010 and June 30, 2009

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

As of June 30, 2010, the Company has $813 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Subsequent Events

These interim financial statements were approved by management and were issued on August 13, 2010. Subsequent events have been evaluated through this date.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs. These amounts are non-interest bearing and payable on demand subsequent to January 1, 2012.

NOTE D – EARNINGS PER COMMON SHARE

Basic and fully diluted Earnings (loss) per common share of $0.00 and $0.00 were calculated for the periods ended June 30, 2010 and 2009 respectively based on their respective net income (loss) numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Six Months Ended June 30, 2010 and June 30, 2009

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

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17—Revenue Recognition—Milestone Method (Topic 605) — The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The adoption of ASU No. 2010-17 will not have a material impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-18—Receivables (Topic 310) —Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. The adoption of ASU No. 2010-18 will not have a material impact on our financial statements.

In May 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-19—Foreign Currency(Topic 830) — The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela.  The adoption of ASU No. 2010-19 will not have a material impact on our financial statements.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20—Receivables (Topic 310)  — The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The adoption of ASU No. 2010-20 will not have a material impact on our financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-21—Accounting for Technical Amendments to Various SEC Rules and Schedules—This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  The adoption of ASU No. 2010-21 will not have a material impact on our financial statements.

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

At June 30, 2010, we had working capital of ($1,776). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

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

Liquidity and Capital Resources

Our cash decreased to $813 as of June 30, 2010 compared to $1,344 as of June 30, 2009. The cash utilized by operating activities during the period ended June 30, 2010 was $9,396 as compared to $6,501 of cash provided during the period ended June 30, 2009. The net loss from operations was ($5,762) compared to a net income of $2,805 for the same period in 2009. Our cash flow for the three month period ended June 30, 2010 showed an increase in cash of $771.

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

2010 Compared to 2009

Total revenues for the second fiscal quarter of 2010 were $7,571 compared to 2009 revenue for the same period of $6,812. We attribute this increase to increased involvement of our president, Petie P. Maguire, who had just recovered from health problems during the second quarter of the previous year.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. We incurred a net loss for the three month period ended June 30, 2010, of ($4,258). Operating expenses increased $13,516 during the same period.

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended June 30, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report.  We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as noted in our annual report on Form 10-K for the year ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2010, the Company did not issue any unregistered shares of its common stock.

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

Date: August 13, 2010

By: /s/ Petie P. Maguire

PETIE P. MAGUIRE,

Chief Executive Officer, Chief Financial Officer

Chairman of the Board