Form 10-K/A
period 2009-12-31
Good Earth Land Sales CO
filed 2010-09-30
CIK 1373150

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  X  . No      .

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

Date: September 30, 2010

By: /s/ PETIE P. MAGUIRE

PETIE P. MAGUIRE

Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 30, 2010

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