Form 10-Q
period 2010-09-30
Good Earth Land Sales CO
filed 2010-11-09
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

 X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of November 8, 2010 was 1,318,000.

Part I. Financial Information

Item 1. Financial Statements.

GOOD EARTH LAND SALES COMPANY
Balance Sheet
As of September 30, 2010 and December 31, 2009

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	$1,294	$1,763
Total Current Assets	1,294	1,763
Fixed Assets
Computer	3,730	3,730
Less: Accumulated Depreciation	(3,299)	(2,958)
Total Fixed Assets	431	772
TOTAL ASSETS	$1,725	$2,535
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$1,075	$3,250
Credit Card Payable	3,213	3,210
Total Current Liabilities	4,288	6,460
Long Term Liabilities
Due to Shareholder - NOTE C	46,545	34,073
Total Long Term Liabilities	46,545	34,073
TOTAL LIABILITIES	50,833	40,533
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized
1,318,000 shares issued & outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(49,767)	(38,657)
Total Stockholder's Equity	(49,108)	(37,998)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$1,725	$2,535

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
Statement of Operations
For the Three Months and Nine Months Ended September 30, 2010 and September 30, 2009

	3 mos ended	3 mos ended	9 mos ended	9 mos ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$4,491	$3,902	$19,281	$13,743
Operating Expenses
Accounting and Audit Fees	1,075	750	4,025	2,250
Automobile Expense	1,353	122	3,555	1,377
Bank Charges	62	-	122	-
Business Promotion	100	-	432	-
Continuing Education	597	180	738	252
Contract Labor	680	65	2,846	455
Contributions	500	-	600	-
Depreciation	103	140	341	421
Dues and Subscriptions	138	-	138	201
Insurance	-	-	550	380
Interest Expense	71	174	332	1,026
License and Permits	225	372	525	704
Meals and Entertainment	-	200	18	901
Postage	-	38	269	54
Professional Fees	1,930	1,550	10,918	1,700
Repairs	-	35	250	35
Supplies	220	202	855	371
Telephone	651	432	1,379	1,168
Travel	816	-	1,056	-
Utilities	1,319	-	1,443	-
Total Operating Expenses	9,840	4,260	30,392	11,295

Net Income (Loss) before Income Taxes	(5,349)	(358)	(11,111)	2,448

Provision for income Taxes	-	-	-	-

Net Income (Loss)	$(5,349)	$(358)	$(11,111)	$2,448

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$(0.00)	$0.00	$(0.01)	$0.00

See accompanying notes to the financial statement.

GOOD EARTH LAND SALES COMPANY
Statement of Cash Flows
For the Nine Months Ended September 30, 2010 and September 30, 2009

	9 months ended	9 months ended
	Sept. 30, 2010	Sept. 30, 2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	$(11,111)	$2,448
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	341	421
Increase (Decrease) in:
Accounts Payable	(2,175)	(76)
Credit Card Payable	4	(5,701)
Net cash provided by Operating Activities	(12,941)	(2,908)
INVESTING ACTIVITIES
Net cash provided by Investing Activities	-	-
FINANCING ACTIVITIES
Change in shareholder loans	12,472	3,072
Net cash provided by Financing Activities	12,472	3,072
Net increase (decrease) in cash & cash equivalents	(469)	164
Cash & cash equivalents at beginning of period	1,763	213
Cash & cash equivalents at end of period	$1,294	$377

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$-	$-

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Nine Months Ended September 30, 2010 and September 30, 2009

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida. The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month periods ended September 30, 2010 and September 30, 2009; (b) the financial position at September 30, 2010, and (c) cash flows for the nine month periods ended September 30, 2010 and September 30, 2009 have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Operating results for the periods ended September 30, 2010 and September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Nine Months Ended September 30, 2010 and September 30, 2009

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

As of September 30, 2010, the Company has $1,294 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Subsequent Events

These interim financial statements were approved by management and were issued on November 8, 2010. Subsequent events have been evaluated through this date.

On October 28, 2010 the Company was cleared by FINRA for an unpriced quotation on the OTC Bulletin and Pinks. The trading symbol is GDEH.

NOTE C – SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs. These amounts are non-interest bearing and payable on demand subsequent to January 1, 2012.

NOTE D – EARNINGS PER COMMON SHARE

Basic and fully diluted Earnings (loss) per common share of $(0.01) and $0.00 were calculated for the periods ended September 30, 2010 and 2009 respectively based on their respective net income (loss) numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

For the Nine Months Ended September 30, 2010 and September 30, 2009

(Unaudited)

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

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-22—Accounting for Various Topics—Technical Corrections to SEC Paragraphs — The objective of this Update is to amend various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of ASU No. 2010-22 will not have a material impact on our financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-23—Health Care Entities (Topic 954) —Measuring Charity Care for Disclosure, a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to reduce the diversity in practice regarding the measurement basis used in the disclosure of charity care. The adoption of ASU No. 2010-23 will not have a material impact on our financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-24—Health Care Entities(Topic 954) — Presentation of Insurance Claims and Related Insurance Recoveries, a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address current diversity in practice related to the accounting by health care entities for medical malpractice claims and similar liabilities and their related anticipated insurance recoveries. The adoption of ASU No. 2010-24 will not have a material impact on our financial statements.

In September 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-25—Plan Accounting-Defined Contribution Plans (Topic 962) — Reporting Loans to Participants by Defined Contribution Pension Plans. The objective of the amendments in this Update is to clarify how loans to participants should be classified and measured by defined contribution pension benefits plans. The adoption of ASU No. 2010-25 will not have a material impact on our financial statements.

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26—Financial Services-Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The adoption of ASU No. 2010-26 will not have a material impact on our financial statements.

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

At September 30, 2010, we had working capital of ($2,994). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

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

Liquidity and Capital Resources

Our cash increased to $1,294 as of September 30, 2010 compared to $377 as of September 30, 2009. The cash utilized by operating activities during the period ended September 30, 2010 was $12,941 as compared to $2,908 of cash utilized during the period ended September 30, 2009. The net loss from operations was ($11,111) compared to a net income of $2,448 for the same period in 2009. Our cash flow for the nine month period ended September 30, 2010 showed a decrease in cash of $469.

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

2010 Compared to 2009

Total revenues for the third fiscal quarter of 2010 were $4,491 compared to 2009 revenue for the same period of $3,902. We attribute this increase to increased involvement of our president, Petie P. Maguire.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. We incurred a net loss for the three month period ended September 30, 2010, of ($5,349). Operating expenses increased $5,580 during the same period.

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Good Earth Land Sales Company for the period ended September 30, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report.  We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as noted in our annual report on Form 10-K for the year ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2010, the Company did not issue any unregistered shares of its common stock.

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

Date: November 8, 2010

By: /s/ Petie P. Maguire

PETIE P. MAGUIRE,

Chief Executive Officer, Chief Financial Officer

Chairman of the Board