Form 10-K
period 2010-12-31
Good Earth Land Sales CO
filed 2011-03-04
CIK 1373150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter: $0.00 based on the average high ($0.00) and low ($0.00) price as of March 4, 2010, of $0.00 per share average.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,318,000 shares of Common Stock, par value $.01 per share, as of March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

GOOD EARTH LAND SALES COMPANY

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Good Earth Land Sales Company (the “Company”) for the year ended December 31, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

A. Identify Prospects

We will use many different approaches to identify the land. The ones we find most useful are visual sightings such as getting in an auto and driving the sites and using the technology of computer programs such as Digital Map where we can input the parameters and do a search. These searches can be as general as inputting just the desired county or as specific as inputting the desired street and lot size. Other methods of identifying vacant land are public record searches on the Property Appraiser's web site or physically going to the county building and doing a manual search. We have used all of the above methods and, with today’s technology, the preferred method is the computer programs that can generate a number of sites in a short period of time which saves time in driving to various locations. Nonetheless, there are times when the computer cannot provide the information needed and then the “drive and see” method is the preferred choice.

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

Recent Sales of the Company’s Unregistered Securities.

None

Holders of Common Stock

As of March 4, 2011 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 54.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2011 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

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

At December 31, 2010, we had a working capital deficit of ($3,499). With the commitment of our officers and directors to advance us funds during the next twelve months, we do not believe that we will be faced with a working capital deficiency by the end of the next twelve months. Our future financial success will be dependent on the success of our executing our business plan. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any execution of our business plan which may be done by us is largely dependent on factors beyond our control such as the market for our leasing services, the number of available new clients, the availability of property to develop, and stable financial markets for financing property development.

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

On March 3, 2011, we entered into a securities purchase agreement with Tresor Jewellery Group Limited, a BVI company (“Tresor”) pursuant to which, we will sell an aggregate of 19,800,000 shares of our Common Stock, to Tresor for an aggregate purchase price of $385,000.  The transaction contemplated by the securities purchase agreement is scheduled to close on or before March 14, 2011, upon the satisfaction of customary closing conditions, as well as the consummation of a repurchase transaction pursuant to which we will purchase and immediately cancel 1,118,000 shares of our Common Stock from Petie Maguire, our President, Chief Executive Officer and sole director for a purchase price of $385,000.

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

Liquidity and Capital Resources

Our cash decreased to $351 as of December 31, 2010 compared to $1763 as of December 31, 2009. The cash used in operating activities during the period ended December 31, 2010 was ($20,455) as compared to ($7,601) of cash used during the period ended December 31, 2009. The net loss from operations for 2010 was ($18,290) compared to a net income of $2,281 for the same period in 2009. Operating expenses increased in 2010 by $22,208 over the same 2009 period.

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

2010 Compared to 2009

Total revenues for the year ended December 31, 2010 were $23,015 compared to 2009 revenue for the same period of $21,378, respectively. We cannot directly attribute this increase to any individual project but merely our business in general.

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles (“GAAP”) basis. We incurred a net income (loss) for the period ended December 31, 2010, of ($18,290). This net loss was largely due to a substantial increase in our operating expenses. Our cash flow for the period ended December 31, 2010 showed a decrease in cash from $1,763 at the beginning of the year to $351 at the end of the period.

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

Item 9b. Other Information

No event occurred during the fourth quarter of the fiscal year ended December 31, 2010 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period.

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

The name, address, age, and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Petie Parnell Maguire	Chief Financial Officer, President and Director (1)	57
Pauline A. Pappas	Secretary, Treasurer (2)	66

(1) Petie Parnell Maguire was appointed President and a Director upon incorporation on November 3, 2004. She was the Secretary and a Director in Irish Mag, Inc. a fully reporting company until her resignation August 9, 2006.

(2) Pauline A. Pappas was appointed as Secretary/Treasurer on September 29, 2008. This is the first position she has held in a fully reporting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2010 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 11. Executive Compensation.

We have not paid any executive compensation during the years since inception except as noted from the following summary:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Petie Parnell Maguire President, Chairman of the Board of Directors
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pauline A. Pappas Secretary, Treasurer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rveva A. Barrett Vice President(2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There are no employment contracts with any of our officers at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2) Ms. Barrett resigned in December 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 4, 2011, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Petie Parnell Maguire	1,000,000	75.9%
Common Stock	Directors and Officers as a Group (1 person)	1,000,000	75.9%

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,750 for 2009 and $5,750 for 2010.

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

Date: March 4, 2011

By: /s/ PETIE P. MAGUIRE

PETIE P. MAGUIRE

Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 4, 2011

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

_________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Good Earth Land Sales Company:

We have audited the accompanying balance sheets of Good Earth Land Sales Company as of December 31, 2010 and 2009 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Earth Land Sales Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA
Clearwater, Florida

March 4, 2011

GOOD EARTH LAND SALES COMPANY

Balance Sheet

As of December 31, 2010 and December 31, 2009

	2010	2009
Assets

Current Assets
Cash & Cash Equivalents	$351	$1,763
Total Current Assets	351	1,763
Fixed Assets
Computers	3,730	3,730
Less: Accumulated Depreciation	(3,403)	(2,958)
Total Fixed Assets	327	772
TOTAL ASSETS	$678	$2,535

Current Liabilities
Accounts Payable	$3,850	$3,250
Credit Card Payable	0	3,210
Provision for Income Taxes	0	0
Total Current Liabilities	3,850	6,460
Long Term Liabilities
Due to Shareholder - NOTE C	53,116	34,073
Total Long Term Liabilities	53,116	34,073
TOTAL LIABILITIES	56,966	40,533
Stockholder's Equity
Common Stock, $.01 par value, 75,000,000 shares authorized, 1,318,000 shares issued and outstanding	13,180	13,180
Paid-in-Capital	(12,521)	(12,521)
Retained Earnings	(56,947)	(38,657)
Total Stockholder's Equity	(56,288)	(37,998)
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$678	$2,535

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Income Statement

For the Years December 31, 2010 and December 31, 2009

	2010	2009
Revenue	$23,015	$21,378
Operating Expenses
Automobile Expense	5,028	1,788
Bank Charges	152	80
Business Promotion	432	0
Continuing Education	1,120	253
Contract Labor	2,976	660
Contributions	1,100	200
Depreciation	445	561
Dues and Subscriptions	138	211
Insurance	550	759
Interest Expense	416	1,097
Licenses and Taxes	558	705
Meals and Entertainment	93	1,284
Postage	397	54
Professional Fees	19,547	8450
Repairs	455	65
Supplies	1,201	971
Telephone & Utilities	4,491	1,317
Travel	2,475	642
Total Operating Expenses	41,305	19,097
Net Income (Loss) before Income Taxes	(18,290)	2,281
Provision for income Taxes	0	0

Net Income (Loss)	$(18,290)	$2,281

Earnings (loss) per common share:
Net income (loss) per share - NOTE D	$(0.01)	$(0.00)

Weighted Average Shares Basic and Diluted	1,318,000	1,318,000

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Statement of Changes in Stockholders’ Equity

For the Years December 31, 2010 and December 31, 2009

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2009	1,318,000	$13,180	$(12,521)	$(40,938)	$(40,279)

Net Income (Loss) for the Year ended 12/31/09	-	-	-	2,281	2,281

Balances at December 31, 2009	1,318,000	13,180	(12,521)	(38,657)	(37,998)

Net Income (Loss) for the Year ended 12/31/10	-	-	-	(18,290)	(18,290)

Balances at December 31, 2010	1,318,000	$13,180	$(12,521)	$(56,947)	$(56,288)

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Statement of Cash Flow

For the Years December 31, 2010 and December 31, 2009

	2010	2009
OPERATING ACTIVITIES
Net Income (Loss)	$(18,290)	$2,281
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	445	561
(Increase) Decrease In:
Commissions Receivable	0	0
Increase (Decrease) in:
Accounts Payable	600	(1,076)
Credit Card Payable	(3,210)	(9,367)
Provision for Income Taxes	0	0
Net cash (used) provided by Operating Activities	(20,455)	(7,601)
INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net cash (used) provided by Investing Activities	0	0
FINANCING ACTIVITIES:
Issuance of Common Stock	0	0
Change in shareholder loans	19,043	9,151
Net cash provided (used) by Financing Activities	19,043	9,151
Net (decrease) in cash & cash equivalents	(1,412)	1,550
Cash & cash equivalents at beginning of year	1,763	213
Cash & cash equivalents at end of year	$351	$1,763

SUPPLEMENTAL DISCLOSURE:
Income Taxes	$0	$0
Interest Expense	$416	$1,097

See accompanying notes and accountant’s report.

GOOD EARTH LAND SALES COMPANY

Notes to Financial Statements

December 31, 2010 and 2009

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated November 3, 2004 in the State of Florida. The Company is in the business of real estate sales.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2010 and December 31, 2009; (b) the financial position at December 31, 2010, and (c) cash flows for the years ended December 31, 2010 and December 31, 2009, have been made.

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

NOTE D – EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($0.01) and $0.00 were calculated for the periods ended December 31, 2010 and 2009 respectively based on their respective net income numerator divided by a denominator of 1,318,000 shares of outstanding common stock, the average number of shares issued during the periods.

NOTE E – SUBSEQUENT EVENT

On March 3, 2011, the Company entered into a securities purchase agreement with Tresor Jewellery Group Limited, a BVI company (“Tresor”) pursuant to which, it will sell an aggregate of 19,800,000 shares of its Common Stock, to Tresor for an aggregate purchase price of $385,000.  The transaction contemplated by the securities purchase agreement is scheduled to close on or before March 14, 2011, upon the satisfaction of customary closing conditions, as well as the consummation of a repurchase transaction pursuant to which it will purchase and immediately cancel 1,118,000 shares of its Common Stock from Petie Maguire, its President, Chief Executive Officer and sole director for a purchase price of $385,000.

NOTE F – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2010. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

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

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-27—Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This Accounting Standards Update affects reporting entities that are subject to the pharmaceutical fee mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The adoption of ASU No. 2010-27 will not have material impact on our financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28—Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This Accounting Standards Update affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The adoption of ASU No. 2010-28 will not have material impact on our financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29—Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The adoption of ASU No. 2010-29 will not have material impact on our financial statements.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01—Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20. The amendments in this Update apple to all public entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The adoption of ASU No. 2011-01 will not have material impact on our financial statements.