Form 10-Q
period 2011-03-31
Good Earth Land Sales CO
filed 2011-05-13
CIK 1373150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-139220

GOOD EARTH LAND SALES COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Florida	20-1993383
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7217 First Avenue S.
St. Petersburg, Florida 33707
(Address of principal executive offices, Zip Code)

(727) 656-3092
(Registrant’s telephone number, including area code)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]            No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]            No [_]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	20,000,000

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOOD EARTH LAND SALES COMPANY
FINANCIAL STATEMENTS

GOOD EARTH LAND SALES COMPANY
BALANCE SHEETS
(IN U.S. DOLLARS)

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents
	$-	$351
Total Current Assets	-	351

Computers, net	-	327
Total Assets	$-	$678

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accrued expenses	$6,202	$3,850
Total Current Liabilities	6,202	3,850

Long-term Liabilities
Shareholder’s loans	-	53,116
	-	53,116
Total Liabilities	6,202	56,966

Shareholders' Deficiency
Common stock, $0.01 par value, authorized 75,000,000 shares, 20,000,000 and 1,318,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively	200,000	13,180
Additional paid-in capital	(143,848)	(12,521)
Accumulated deficit	(62,354)	(56,947)
Total Shareholders' Deficiency	(6,202)	(56,288)
Total Liabilities and Shareholders’ Deficiency	$-	$678

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)

	For the three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenue	$4,799	$7,220

Operating expenses
Accounting and audit fees	6,000	750
Automobile expense	1,223	678
Bank service charges	20	-
Business promotion	550	332
Contract labor	360	1,557
Contributions	50	100
Depreciation	-	118
Dues and subscriptions	10	-
Interest expenses	-	194
License and permits	-	300
Loss on disposal of computers	327	-
Postage	196	165
Professional fees	377	3,314
Repairs	150	110
Supplies	731	473
Telephone and utilities	212	392
Travellings	-	240
Total operating expenses	10,206	8,723
Loss before income taxes	(5,407)	(1,503)
Income tax expense	-	-
Net loss	$(5,407)	$(1,503)
Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding
- basic and diluted	5,884,711	1,318,000

See accompanying notes to the financial statements.

GOOD EARTH LAND SALES COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS
(IN U.S. DOLLARS)
(Unaudited)

					Total
	Common stock		Additional	Accumulated	shareholders’	Comprehensive
	Number	Amount	Paid In Capital	Deficit	Deficiency	Loss

Balance as of December 31, 2010	1,318,000	$13,180	$(12,521)	$(56,947)	$(56,288)

Repurchase of shares and immediately cancelled	(1,118,000)	(11,180)	(373,820)	-	(385,000)

New issue of shares	19,800,000	198,000	187,000	-	385,000

Contribution of shareholder’s loans into equity	-	-	55,493	-	55,493

Net loss	-	-	-	(5,407)	(5,407)	(5,407)

Comprehensive loss						$(5,407)

Balance as of March 31, 2011	20,000,000	200,000	$(143,848)	$(62,354)	$(6,202)

See accompanying notes to financial statements.

GOOD EARTH LAND SALES COMPANY
STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(5,407)	(1,503)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation	-	118
Loss on disposal of computers	327	-
Change in operating assets and liabilities:
Accrued expenses	2,352	(200)
Credit card payable	-	323
Net cash used in operating activities	(2,728)	(1,262)

Cash flows from financing activities :
Increase / (decrease) in shareholder’s loans	2,377	(158)
Net cash provided by / (used in) financing activities	2,377	(158)

Cash flows from investing activities :
Repurchase of shares	(385,000)	-
New issue of shares	385,000	-
Net cash from investing activities	-	-

Net decrease in cash and cash equivalents	(351)	(1,420)
Cash and cash equivalents at beginning of period	351	1,462
Cash and cash equivalents at end of period	-	42

See accompanying notes to financial statements.

GOOD EARTH LAND SALES COMPANY
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

(1)	ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on November 3, 2004 in the State of Florida. The Company is in the business of real estate sales.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying financial statements (unaudited) of Good Earth Land Sales Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company’s management, the financial statements present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010, the results of operations of the Company for the three months ended March 31, 2011 and 2010, changes in shareholders’ deficiency and comprehensive loss of the Company for the three months ended March 31, 2011, and cash flows of the Company for the three months ended March 31, 2011 and 2010. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements (unaudited) and notes included in this report should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

(b)	Going concern and management plan

As of March 31, 2011, the Company had total shareholders’ deficiency of $6,202. The Company also suffered a loss of $5,407 for the three months ended March 31, 2011 and $1,503 for the three months ended March 31, 2010. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing, such as subsequent offerings of its common stocks or debit financing. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

(c)	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates are reasonable; however, actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

GOOD EARTH LAND SALES COMPANY
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

(d)	Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

(e)	Fixed assets

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

(f)	Revenue recognition

The Company generates revenue through commissions received on sales of real estate. The Company provides these services and bills for them when the sales transaction has been completed, and the revenue is recognized when the sale is completed. The Company also generates revenue through leasing activities and the revenue is recognized in its entirety when the lease has been executed.

(g)	Income taxes

The Company accounts for income taxes under FASB ASC Topic 740 "Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operation in the period that includes the enactment date.

The Company adopted FASB ASC Topic 740, "Income Taxes", which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

(h)	Accounting pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations, of, existing accounting guidance during the reporting period. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

GOOD EARTH LAND SALES COMPANY
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

Recently issued accounting pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The management believes that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value measurements,” which amends ASC 820, “Fair Value Measures and Disclosures”. ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and had no impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)”. This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company has adopted this standard and it had no impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

(3)	COMPUTERS, NET

The following is a summary of computers, at cost, less accumulated depreciation:

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Computers	$-	$3,730
Less: Accumulated Depreciation	-	(3,403)
	$-	$327

Depreciation expenses for the three months ended March, 2011 and 2010 were $Nil and $118 respectively.

(4)	SHAREHOLDER’S LOANS

Shareholder’s loans represent the amounts advanced by the former-controlling shareholder, Ms. Petie Maguire to the Company to fund various working capital needs. The loans due to Ms. Petie Maguire were waived and contributed into equity before the closing of the Securities Purchase Agreement (as defined below) and the Repurchase Agreement (as defined below) which have been disclosed and included in the Company’s previous filings.

GOOD EARTH LAND SALES COMPANY
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

(5)	COMMON STOCK

On March 3, 2011, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Tresor Jewellery Group Limited, a BVI company (“Tresor”), pursuant to which the Company agreed to sell an aggregate of 19,800,000 shares of Common Stock to Tresor for an aggregate purchase price of $385,000. In connection with the Securities Purchase Agreement, the Company entered into a repurchase agreement (the “Repurchase Agreement”) on March 10, 2011, pursuant to which the Company purchased and immediately cancelled 1,118,000 shares of Common Stock from Ms. Petie Maguire, for a purchase price of $385,000, net of any outstanding liabilities of the Company as of the closing. As a result, the Company and Tresor consummated the sale of 19,800,000 shares of Common Stock on the same date.

As a result of the closing of the Securities Purchase Agreement and the Repurchase Agreement, Tresor holds 99% of the Company’s outstanding capital stock resulting in a change in control of the Company.

As of March 31, 2011 and 2010, the Company had 20,000,000 and 1,318,000 shares issued and outstanding, respectively.

(6)	LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
	2011	2010
Numerator
Net loss	$(5,407)	$(1,503)
Denominator
Weighted average number of common shares outstanding used in loss per share during the period	5,884,711	1,318,000
Loss per share - basic and diluted	(0.00)	(0.00)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Section of Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.

The following are factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; our ability to operate as a going concern; our ability to enter into one or more lines of business; changes in the lines of business we may enter into in the future; our ability to execute on one or more lines of business; our ability to raise capital in the future; the competitive landscape in any line of business we may pursue in the future; and the costs and effects of legal proceedings.

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements, and they include our future business plans and prospects; our ability to continue as a going concern and our ability to engage in any type of business in the future. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to (i) “the Company,” “we,” “us,” or “our” are to Good Earth Land Sales Company, a Florida corporation; (ii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iii) “SEC” are to the Securities and Exchange Commission; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

We are considered a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or assets of a company or companies, in one or both of the following sectors: design, manufacturing and distribution of high-end jewellery in Asia (“Jewellery Products”) and provision of member-only luxury goods and/or services, including but not limited to, high-end destinations vacationing services, to the Chinese high-net-worth clients of the affiliates of Tresor controlled by Mr. Chu Pan Ou, our Chief Executive Officer, President and Treasurer (“Mr. Ou”) (“Lifestyle Management Services”).

On March 3, 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with Tresor Jewellery Group Limited, a British Virgin Islands company (“Tresor”) pursuant to which, we sold an aggregate of 19,800,000 shares of our Common Stock to Tresor for an aggregate purchase price of $385,000. The transaction contemplated by the Purchase Agreement closed on March 10, 2011. In connection with execution of the Purchase Agreement, there were changes to our management. See our Current Report on Form 8-K filed with the SEC on March 3, 2011 for more information.

On March 10, 2011, we entered into and consummated the transactions contemplated by a repurchase agreement (the “Repurchase Agreement”) with Ms. Petie Maguire, our then President, Chief Executive Officer and sole director, pursuant to which we re-purchased 1,118,000 shares of common stock held by Ms. Maguire for an aggregate purchase price of $385,000, net any of our outstanding liabilities as of the closing. The consummation of the transactions contemplated by the Repurchase Agreement was a condition to the closing of the transactions contemplated by the Purchase Agreement. See our Current Report on Form 8-K filed with the SEC on March 16, 2011 for more information.

As a result of the closing of the transactions contemplated under the Purchase Agreement and the Repurchase Agreement, Tresor holds 99% of our outstanding capital stock resulting in a change of control of our company.

Our ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from Tresor. It is anticipated that we will require nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by our shareholder(s) before we obtain significant outside financing to execute our business plans, although there is no agreement related to future advancement of funds and there is no assurance such funds will be available. Unless we are able to facilitate an acquisition of or merger with an operating business in one or both of the sectors of Jewellery Products and Lifestyle Management Services, there is substantial uncertainty with our ability to continue as a going concern.

Results of Operations

There is limited historical financial information about us upon which to base an evaluation of our performance as an operating corporation. We have not generated any profits and have generated small losses.

For the three months ended March 31, 2011, we had revenues of $4,799 and a net loss of $5,407, as compared to revenues of $7,220 and a net loss of $1,503 for the same period in 2010. The decrease in revenues was attributable to the ceased operations of real estate sales.

Liquidity and Capital Resources

We had $0 cash at March 31, 2011 compared to $42 at March 31, 2010. The cash utilized by operating activities during the period ended March 31, 2011 was $2,728 as compared to $1,262 during the period ended March 31, 2010. As of December 31, 2010, we had $351 cash. Operating expense were $10,206 at March 31, 2011 compared to $8,723 at March 31, 2010.

Following the closing of the transactions contemplated under the Purchase Agreement, we ceased our real estate sales business. Feasibility studies and business planning are in process and we anticipate that we may identify the means for us to synergize with the current operations of the affiliates of Tresor controlled by Mr. Ou to enter into either the more mature sector of Jewellery Products, or the still emerging market of Lifestyle Management Services, or both of the above. To better reflect our future operations, we are in the process, subject to filings and approval, of changing our corporate name from “Good Earth Land Sales Company” to “Tresor Corporation”.

Our future financial success will be dependent on the success in the execution of our business plans. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The success of any of our future business plans is largely dependent on factors beyond our control, such as the availability of sufficient outside financing, the size of the high-net-worth class in Asia as well as in China, the number of available new clients and the supply of raw materials for the manufacturing of high-end jewellery.

We plan to execute our business plan by acquisitions of or merging with one or more companies in the sectors of Jewellery Products in Asia and/or Lifestyle Management Services in China starting from early 2012. Under either business plan we may pursue, we anticipate we will offer products and/or services in industries that not mature in certain areas in Asia, including China and there is no guarantee that we will be able to obtain clients who have interest in our products and/or services. Our business is subject to risks inherent in starting a new company with limited capital resources, possible delays in the generation of revenues and possible cost overruns due to price and cost increases in supplies and products and/or services. In addition, we must obtain additional capital before we will be able to hire a management team. We anticipate we may need to buy equipment in connection with the execution of our business plans. We do not know the extent of the equipment need until we have located clients for our products. We recognize that additional capital will be required to execute our business plan. We will need to obtain equity and/or debt financing to provide the additional capital. If financing is not available on satisfactory terms, or at all, we may be unable to execute our business plan. Equity financing, if available, would result in dilution of existing shareholders. In the event we are not able to complete sufficient investment, we believe we would need to seek alternative methods to fund our business plans. Such methods may include a business combination through acquisition, merger, joint venture or strategic alliance which would not require substantial cash investments. As a result, we anticipate that our business model may not be the same in 2012 as in 2011 and we may incur additional operating expenses. In addition, we will incur fees and expenses incident to our reporting and compliance obligations as a public company.

The total amount of funds necessary will vary depending on whether we elect to enter into one or both of the above business sectors.

A lack of funds could result in severe consequences to us, including among others:

  failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;
  inability to enter into new business lines;
  curtailing or eliminating our ability to locate and perform suitable analysis of potential acquisitions; or
  inability to complete a desirable acquisition due to a lack of funds to pay expenses.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion of our liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our intended business activities are dependent upon our ability to obtain financing in the form of debt and/or equity and ultimately to generate future profitable operational activity. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Significant Employees

We have one significant employee, our President and the sole member of our Board of Directors, Mr. Ou. Mr. Ou will be paid as an employee by us when there is sufficient revenue and income to support such payments as determined by the Board of Directors.

Competitive Factors

The Jewellery Products sector in Asia is highly fragmented and the Lifestyle Management Services sector in China is just emerging. If we are able to enter into either or both of these business lines, we will be competing with many other international companies seeking to enter into these sectors in Asia and China. We will be among the small participants in these sectors. We will compete with other companies with established brands. While we believe there is a readily available market for the products and/or services that we may in the future offer, competition will make it difficult to secure clients. In the competitive sectors we would like to enter, we anticipate to be in direct competition with companies with greater financial resources, more experience and more employees than we have.

Our primary method of competing will be utilizing our contacts developed by our President, Mr. Ou as well as contacts from possible new management recruits. We will rely heavily on these personal relationships with potential clients to compete.

Regulations

The Jewellery Products sector in Asia and the sale of luxury goods in connection with provision of Lifestyle Management Services in China are both subject to certain import/export duties, taxes, quality control standards and permits requirements. We are also subject to local and county regulations regarding our business licenses, insurance, workers compensation insurance and any other specifics required by the governing bodies of different countries. We must comply with these government laws in order to operate our business. Complying with these rules will not adversely affect our operations. We intend to comply with such requirements when we commence to execute our business plans.

Employees

We will continue to use the services of Mr. Ou for our professional services to clients. At present, we have no employees other than Mr. Ou.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and treasurer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report. We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems, or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and treasurer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are not effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13 , 2011	GOOD EARTH LAND SALES COMPANY

	By:	/s/ Ou, Chu Pan
Ou, Chu Pan, Chief Executive Officer, President
and Treasurer
(Principal Executive, Accounting and Financial Officer)