Form 10-Q
period 2011-06-30
Tresor Corp
filed 2011-08-12
CIK 1373150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 333-139220

TRESOR CORPORATION
(Formerly Good Earth Land Sales Company)
(Exact Name of Registrant as Specified in Its Charter)

Florida	20-1993383
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Suite 1801, 18/F, Tower 1, Prosper Center, No. 5 Guanghua Road
Chaoyang District, Beijing, People’s Republic of China 100021
(Address of principal executive offices and Zip Code)

+86 10 5907 3561
(Registrant’s telephone number, including area code)

GOOD EARTH LAND SALES COMPANY
7217 First Avenue S., St. Petersburg, Florida 33707
December 31, 2010
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

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]         No [   ]

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

Yes [X]         No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 08, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	20,000,000

i

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	(Removed and Reserved)	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

PART I
FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
FINANCIAL STATEMENTS

Page(s)
Financial Statements
Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	2
Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	3
Statements of Changes in Shareholders’ Deficiency and Comprehensive Loss for the six months ended June 30, 2011 (unaudited)	4
Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	5
Notes to Financial Statements	6 - 9

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
BALANCE SHEETS
(IN U.S. DOLLARS)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$351
Total Current Assets	-	351

Computers, net	-	327
Total Assets	$-	$678

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accrued expenses	$36,146	$3,850
Total Current Liabilities	36,146	3,850

Long-term Liabilities
Shareholder’s loans	6,688	53,116
Total Long-term Liabilities	6,688	53,116
Total Liabilities	42,834	56,966

Shareholders' Deficiency
Common stock, $0.01 par value, authorized 75,000,000 shares, 20,000,000 and 1,318,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010 respectively	200,000	13,180
Additional paid-in capital	(143,848)	(12,521)
Accumulated deficit	(98,986)	(56,947)
Total Shareholders' Deficiency	(42,834)	(56,288)
Total Liabilities and Shareholders’ Deficiency	$-	$678

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$7,571	$4,799	$14,790
Operating expenses
Accounting and audit fees	6,000	1,425	12,000	2,950
Automobile expense	-	1,523	1,223	2,201
Bank service charges	-	30	20	60
Business promotion	-	-	550	332
Continuing education	-	141	-	141
Contract labor	-	609	360	2,166
Contributions	-	-	50	100
Depreciation	-	120	-	238
Dues and subscriptions	-	-	10	-
Insurance	-	550	-	550
Interest expenses	-	67	-	261
License and permits	-	-	-	300
Meal and entertainment	-	18	-	18
Loss on disposal of computers	-	-	327	-
Postage	-	104	196	269
Professional fees	30,632	6,450	31,009	8,988
Repairs	-	140	150	250
Supplies	-	192	731	636
Telephone and utilities	-	460	212	852
Travellings	-	-	-	240
Total operating expenses	36,632	11,829	46,838	20,552
Loss before income taxes	(36,632)	(4,258)	(42,039)	(5,762)
Income tax expense	-	-	-	-
Net loss	$(36,632)	$(4,258)	$(42,039)	$(5,762)
Loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding
- basic and diluted	20,000,000	1,318,000	12,981,348	1,318,000

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS
(IN U.S. DOLLARS)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

					Total
	Common stock		Additional	Accumulated	shareholders’	Comprehensive
	Number	Amount	Paid In Capital	Deficit	Deficiency	Loss

Balance as of December 31, 2010	1,318,000	$13,180	$(12,521)	$(56,947)	$(56,288)

Repurchase of shares and immediately cancelled	(1,118,000)	(11,180)	(373,820)	-	(385,000)

New issue of shares	19,800,000	198,000	187,000	-	385,000

Contribution of shareholder’s loans into equity	-	-	55,493	-	55,493

Net loss	-	-	-	(42,039)	(42,039)	(42,039)

Comprehensive loss						$(42,039)

Balance as of June 30, 2011	20,000,000	200,000	$(143,848)	$(98,986)	$(42,834)

See accompanying notes to financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the six months ended
	June 30,	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(42,039)	(5,762)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation	-	238
Loss on disposal of computers	327	-
Change in operating assets and liabilities:
Accrued expenses	32,296	(1,700)
Credit card payable	-	(2,172)
Net cash used in operating activities	(9,416)	(9,396)

Cash flows from financing activities :
Increase in shareholder’s loans	9,065	8,446
Net cash provided by financing activities	9,065	8,446

Cash flows from investing activities :

Repurchase of shares	(385,000)	-
New issue of shares	385,000	-
Net cash from investing activities	-	-

Net decrease in cash and cash equivalents	(351)	(950)
Cash and cash equivalents at beginning of period	351	1,763
Cash and cash equivalents at end of period	-	813

See accompanying notes to financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

(1)	ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on November 3, 2004 in the State of Florida. The Company was in the business of real estate sales before the change in control of the Company in March 2011 which was disclosed in Note 5. The Company has no business operation at the moment.

On June 6, 2011, the Company filed the Articles of Amendment to the Articles of Incorporation with the Florida Department of State to change the name of the Company from “Good Earth Land Sales Company” to “Tresor Corporation” so as to better reflect the future operation of the Company.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of presentation

The accompanying financial statements of Tresor Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company’s management, the financial statements present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, the results of operations of the Company for the three and six months ended June 30, 2011 and 2010, changes in shareholders’ deficiency and comprehensive loss of the Company for the six months ended June 30, 2011, and cash flows of the Company for the six months ended June 30, 2011 and 2010. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements and notes included in this report should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

	(b)	Going concern and management’s plan

As of June 30, 2011, the Company had total shareholders’ deficiency of $42,834. The Company also suffered a loss of $42,039 for the six months ended June 30, 2011. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

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

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following bases:-

	i)	Sale of goods is recognized when substantial risk and reward in relationship to the ownership of the goods is transferred to the customers;

	ii)	Delivery of services is recognized when the transaction with the customers has been completed and accepted by the customers.

(g)	Income taxes

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

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

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

Recently issued accounting pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The management believes that the impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

(3)	COMPUTERS, NET

The following is a summary of computers, at cost, less accumulated depreciation:

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Computers	$-	$3,730
Less: Accumulated Depreciation	-	(3,403)
	$-	$327

Depreciation expenses for the six months ended June, 2011 and 2010 were $Nil and $238 respectively.

(4)	SHAREHOLDER’S LOANS

Shareholder’s loans represent the amounts advanced by the controlling shareholder to the Company to fund various working capital needs. The loans due to Ms. Petie Maguire were waived and contributed into equity before the closing of the Securities Purchase Agreement (as defined below) and the Repurchase Agreement (as defined below) which have been disclosed and included in the Company’s previous filings.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

(5)	COMMON STOCK

On March 3, 2011, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Tresor Jewellery Group Limited, a BVI company, pursuant to which the Company agreed to sell an aggregate of 19,800,000 shares of Common Stock to Tresor Jewellery Group Limited for an aggregate purchase price of $385,000. In connection with the Securities Purchase Agreement, the Company entered into a repurchase agreement (the “Repurchase Agreement”) on March 10, 2011, pursuant to which the Company purchased and immediately cancelled 1,118,000 shares of Common Stock from Ms. Petie Maguire, the former-controlling shareholder of the Company, for a purchase price of $385,000, net of any outstanding liabilities of the Company as of the closing. As a result, the Company and Tresor consummated the sale of 19,800,000 shares of Common Stock on the same date.

As a result of the closing of the Securities Purchase Agreement and the Repurchase Agreement, Tresor Jewellery Group Limited holds 99% of the Company’s outstanding capital stock resulting in a change in control of the Company.

(6)	LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator
Net loss	$(36,632)	$(4,258)	$(42,039)	$(5,762)
Denominator
Weighted average number of common shares outstanding used in loss per share during the period	20,000,000	1,318,000	12,981,348	1,318,000
Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to (i) “the Company,” “we,” “us,” or “our” are to Tresor Corporation, formerly known as “Good Earth Land Sales Company”, a Florida corporation; (ii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iii) “SEC” are to the Securities and Exchange Commission; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

We are considered a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or assets of a company or companies, in one or both of the following sectors: design, manufacturing and distribution of high-end jewelry in Asia (“Jewelry Products”) and provision of member-only luxury goods and/or services, including but not limited to, high-end destinations vacationing services, to the Chinese high-net-worth clients of the affiliates of Tresor Jewellery Group Limited (“Tresor BVI”), a British Virgin Islands company controlled by Mr. Chu Pan Ou, our Chief Executive Officer, President and Treasurer (“Mr. Ou”) (“Lifestyle Management Services”).

On March 3, 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with Tresor BVI, pursuant to which, we sold an aggregate of 19,800,000 shares of our Common Stock to Tresor BVI for an aggregate purchase price of $385,000. The transaction contemplated by the Purchase Agreement closed on March 10, 2011. In connection with execution of the Purchase Agreement, there were changes to our management.

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

As a result of the closing of the transactions contemplated under the Purchase Agreement and the Repurchase Agreement, Tresor BVI holds 99% of our outstanding capital stock resulting in a change of control of our company.

On June 6, 2011, we filed the Articles of Amendment to the Articles of Incorporation with the Florida Department of State to change our name from “Good Earth Land Sales Company” to “Tresor Corporation.” .

Our ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from Tresor BVI. It is anticipated that we will require nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by our shareholder(s) before we obtain significant outside financing to execute our business plans, although there is no agreement related to future advancement of funds and there is no assurance such funds will be available. Unless we are able to facilitate an acquisition of or merger with an operating business in one or both of the sectors of Jewelry Products and Lifestyle Management Services, there is substantial uncertainty with our ability to continue as a going concern.

Results of Operations

There is limited historical financial information about us upon which to base an evaluation of our performance as an operating corporation. We have not generated any profits and have generated losses.

For the six months ended June 30, 2011, we had revenues of $4,799 and a net loss of $42,039, as compared to revenues of $14,790 and a net loss of $5,762 for the same period in 2010. For the three months ended June 30, 2011, we did not derive any revenue and had a net loss of $36,632, as compared to revenues of $7,571 and a net loss of $4,258 for the same period in 2010. The decrease in revenues was attributable to the ceased operations of real estate sales. In addition, our expenses increased in both periods as we incurred accounting, professional and other fees in connection with our business and our public reporting obligations.

Liquidity and Capital Resources

We had $0 cash at June 30, 2011 compared to $813 at June 30, 2010. The cash utilized by operating activities during the period ended June 30, 2011 was $9,416 as compared to $9,396 during the period ended June 30, 2010. As of December 31, 2010, we had $351 cash. Operating expenses for the three and six months ended June 30, 2011 were $36,632 and $46,838 respectively, compared to $11,829 and $20,552 for the same period in 2010.

Following the closing of the transactions contemplated under the Purchase Agreement, we ceased our real estate sales business. Feasibility studies and business planning are in process and we anticipate that we may identify the means for us to synergize with the current operations of the affiliates of Tresor BVI controlled by Mr. Ou to enter into either the more mature sector of Jewelry Products, or the still emerging market of Lifestyle Management Services, or both of the above.

Our future financial success will be dependent on the success in the execution of our business plans. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The success of any of our future business plans is largely dependent on factors beyond our control, such as the availability of sufficient outside financing, the size of the high-net-worth class in Asia as well as in China, the number of available new clients and the supply of raw materials for the manufacturing of high-end jewelry.

We plan to execute our business plan by acquisitions of or merging with one or more companies in the sectors of Jewelry Products in Asia and/or Lifestyle Management Services in China starting from early 2012. Under either business plan we may pursue, we anticipate we will offer products and/or services in industries that not mature in certain areas in Asia, including China and there is no guarantee that we will be able to obtain clients who have interest in our products and/or services. Our business is subject to risks inherent in starting a new company with limited capital resources, possible delays in the generation of revenues and possible cost overruns due to price and cost increases in supplies and products and/or services. In addition, we must obtain additional capital before we will be able to hire a management team. We anticipate we may need to buy equipment in connection with the execution of our business plans. We do not know the extent of the equipment need until we have located clients for our products. We recognize that additional capital will be required to execute our business plan. We will need to obtain equity and/or debt financing to provide the additional capital. If financing is not available on satisfactory terms, or at all, we may be unable to execute our business plan. Equity financing, if available, would result in dilution of existing shareholders. In the event we are not able to complete sufficient investment, we believe we would need to seek alternative methods to fund our business plans. Such methods may include a business combination through acquisition, merger, joint venture or strategic alliance which would not require substantial cash investments. As a result, we anticipate that our business model may not be the same in 2012 as in 2011 and we may incur additional operating expenses. In addition, we will incur fees and expenses incident to our reporting and compliance obligations as a public company.

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

Competitive Factors

The Jewelry Products sector in Asia is highly fragmented and the Lifestyle Management Services sector in China is just emerging. If we are able to enter into either or both of these business lines, we will be competing with many other international companies seeking to enter into these sectors in Asia and China. We will be among the small participants in these sectors. We will compete with other companies with established brands. While we believe there is a readily available market for the products and/or services that we may in the future offer, competition will make it difficult to secure clients. In the competitive sectors we would like to enter, we anticipate to be in direct competition with companies with greater financial resources, more experience and more employees than we have.

Our primary method of competing will be utilizing our contacts developed by our President, Mr. Ou as well as contacts from possible new management recruits. We will rely heavily on these personal relationships with potential clients to compete.

Regulations

The Jewelry Products sector in Asia and the sale of luxury goods in connection with provision of Lifestyle Management Services in China are both subject to certain import/export duties, taxes, quality control standards and permits requirements.

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

ITEM 4.     CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and treasurer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report. We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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
101*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited), (iii) Statements of Changes in Shareholders’ Deficiency and Comprehensive Loss for the Six Months Ended June 30, 2011 (unaudited); (iv) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited) and (iv) Notes to the Financial Statements.

*In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011	TRESOR CORPORATION (f.k.a. GOOD EARTH LAND SALES COMPANY)

By: /s/ Ou, Chu Pan
Ou, Chu Pan, Chief Executive Officer, President and Treasurer
(Principal Executive, Accounting and Financial Officer)