Form 10-Q
period 2011-09-30
Tresor Corp
filed 2011-11-10
CIK 1373150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-139220

TRESOR CORPORATION
(Formerly Known As Good Earth Land Sales Company)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [_]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	20,000,000

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
FINANCIAL STATEMENTS

Page(s)
Financial Statements
Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	2
Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	3
Statements of Changes in Shareholders’ Deficiency and Comprehensive Loss for the nine months ended September 30, 2011 (unaudited)	4
Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	5
Notes to Financial Statements	6 - 9

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
BALANCE SHEETS
(IN U.S. DOLLARS)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,233	$351
Total Current Assets	1,233	351

Computers, net	-	327
Total Assets	$1,233	$678

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accrued expenses	$74,709	$3,850
Total Current Liabilities	74,709	3,850

Long-term Liabilities
Shareholder’s loans	18,264	53,116
Total Long –term Liabilities	18,264	53,116
Total Liabilities	92,973	56,966
Shareholders' Deficiency
Common stock, $0.01 par value, authorized 75,000,000 shares, 20,000,000 and 1,318,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	200,000	13,180
Additional paid-in capital	(143,848)	(12,521)
Accumulated deficit	(147,892)	(56,947)
Total Shareholders' Deficiency	(91,740)	(56,288)
Total Liabilities and Shareholders’ Deficiency	$1,233	$678

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$4,491	$4,799	$19,281
Operating expenses
Accounting and audit fees	6,000	1,075	18,000	4,025
Automobile expense	-	1,353	1,223	3,555
Bank service charges	305	62	325	122
Business promotion	-	100	550	432
Continuing education	-	597	-	738
Contract labor	-	680	360	2,846
Contributions	-	500	50	600
Depreciation	-	103	-	341
Dues and subscriptions	-	138	10	138
Insurance	-	-	-	550
Interest expenses	-	71	-	332
License and permits	-	225	-	525
Meal and entertainment	-	-	-	18
Loss on disposal of computers	-	-	327	-
Postage	-	-	196	269
Professional fees	42,601	1,930	73,610	10,918
Repairs	-	-	150	250
Supplies	-	220	731	855
Telephone and utilities	-	1,970	212	2,822
Travel	-	816	-	1,056
Total operating expenses	48,906	9,840	95,744	30,392
Loss before income taxes	(48,906)	(5,349)	(90,945)	(11,111)
Income tax expense	-	-	-	-
Net loss	$(48,906)	$(5,349)	$(90,945)	$(11,111)

Loss per common share - basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
- basic and diluted	20,000,000	1,318,000	15,346,608	1,318,000

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS
(IN U.S. DOLLARS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

					Total
	Common stock		Additional	Accumulated	shareholders’	Comprehensive
	Number	Amount	Paid In Capital	Deficit	Deficiency	Loss

Balance as of December 31, 2010	1,318,000	$13,180	$(12,521)	$(56,947)	$(56,288)

Repurchase of shares and immediately cancelled	(1,118,000)	(11,180)	(373,820)	-	(385,000)

New issue of shares	19,800,000	198,000	187,000	-	385,000

Contribution of shareholder’s loans into equity	-	-	55,493	-	55,493

Net loss	-	-	-	(90,945)	(90,945)	(90,945)

Comprehensive loss						$(90,945)

Balance as of September 30, 2011	20,000,000	200,000	$(143,848)	$(147,892)	$(91,740)

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the nine months ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(90,945)	(11,111)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation	-	341
Loss on disposal of computers	327	-
Change in operating assets and liabilities:
Accrued expenses	70,859	-
Accounts Payable	-	(2,175)
Credit card payable	-	4
Net cash used in operating activities	(19,759)	(12,941)

Cash flows from financing activities :
Increase in shareholder’s loans	20,641	12,472
Net cash provided by financing activities	20,641	12,472

Cash flows from investing activities :

Repurchase of shares	(385,000)	-
Shares issued for cash	385,000	-
Net cash from investing activities	-	-

Net increase/(decrease) in cash and cash equivalents	882	(469)
Cash and cash equivalents at beginning of period	351	1,763
Cash and cash equivalents at end of period	1,233	1,294

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

(1)	ORGANIZATION AND NATURE OF BUSINESS

Tresor Corporation (“the Company”) was incorporated on November 3, 2004 in the State of Florida. The Company was in the business of real estate sales before the change in control of the Company in March 2011 which is disclosed in Note 5. The Company has no business operations as of September 30, 2011.

On June 6, 2011, the Company filed the Articles of Amendment to the Articles of Incorporation with the Florida Department of State to change the name of the Company from “Good Earth Land Sales Company” to “Tresor Corporation” so as to better reflect the future operation of the Company.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company’s management, the financial statements present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010, the results of operations of the Company for the three and nine months ended September 30, 2011 and 2010, changes in shareholders’ deficiency and comprehensive loss of the Company for the nine months ended September 30, 2011, and cash flows of the Company for the nine months ended September 30, 2011 and 2010. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements and notes included in this report should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

(b)	Going concern and management’s plan

As of September 30, 2011, the Company had total shareholders’ deficiency of $91,740. The Company also suffered a loss of $90,945 for the nine months ended September 30, 2011. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing, such as subsequent offerings of its common stock or debt financing. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

(3)	COMPUTERS, NET

The following is a summary of computers, at cost, less accumulated depreciation:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Computers	$-	$3,730
Less: Accumulated Depreciation	-	(3,403)
	$-	$327

Depreciation expenses were $Nil and $103 for the three months ended September, 2011 and 2010 respectively, and $Nil and $341 for the nine months ended September, 2011 and 2010 respectively.

(4)	SHAREHOLDER’S LOANS

Shareholder’s loans represent the amounts advanced by the controlling shareholder to the Company to fund various working capital needs. These loans are non-interest bearing and due on demand. The loans due to Ms. Petie Maguire, the former-controlling shareholder of the Company, in the amount of $55,493 were waived and contributed into equity before the closing of the Securities Purchase Agreement (see Note 5) and the Repurchase Agreement (see Note 5) which have been disclosed and included in the Company’s previous filings.

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

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator
Net loss	$(48,906)	$(5,349)	$(90,945)	$(11,111)
Denominator
Weighted average number of common shares outstanding used to calculate loss per share during the period	20,000,000	1,318,000	15,346,608	1,318,000
Loss per share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

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

Overview of Our Business

We are considered a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or assets of a company or companies, in one or both of the following sectors: (1) design, manufacturing and distribution of high-end jewelry in Asia (“Jewelry Products”) and (2) provision of member-only luxury goods and/or services, including but not limited to, high-end destinations vacationing services, to the Chinese high-net-worth clients of the affiliates of Tresor Jewellery Group Limited (“Tresor BVI”), a British Virgin Islands company controlled by Mr. Chu Pan Ou, our Chief Executive Officer, President and Treasurer (“Mr. Ou”) (“Lifestyle Management Services”).

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

Our ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from Tresor BVI. It is anticipated that we will require nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by our shareholder(s) before we obtain significant outside financing to execute our business plans, although there is no agreement related to future advancement of funds and there is no assurance such funds will be obtained. Unless we are able to facilitate an acquisition of or merger with an operating business in one or both of the sectors of Jewelry Products and Lifestyle Management Services, there is substantial uncertainty with our ability to continue as a going concern.

Results of Operations

There is limited historical financial information about us upon which to base an evaluation of our performance as an operating corporation. We have not generated any profits and have generated losses.

For the nine months ended September 30, 2011, we had revenues of $4,799 and a net loss of $90,945, as compared to revenues of $19,281 and a net loss of $11,111 for the same period in 2010. For the three months ended September 30, 2011, we did not derive any revenue and had a net loss of $48,906, as compared to revenues of $4,491 and a net loss of $5,349 for the same period in 2010. The decrease in revenues was attributable to the ceased operations of real estate sales. In addition, our expenses increased in both periods as we incurred accounting, professional and other fees in connection with our business and our public reporting obligations.

Liquidity and Capital Resources

We had $1,233 cash at September 30, 2011 compared to $1,294 at September 30, 2010. The cash utilized by operating activities during the period ended September 30, 2011 was $19,759 as compared to $12,941 during the period ended September 30, 2010. As of December 31, 2010, we had $351 cash. Operating expenses for the three and nine months ended September 30, 2011 were $48,906 and $90,945 respectively, compared to $5,349 and $11,111 for the same period in 2010. Our operating expenses increased in both periods as we incurred accounting, professional and other fees in connection with our business and our public reporting obligations.

Following the closing of the transactions contemplated under the Purchase Agreement, we ceased our real estate sales business. Feasibility studies and business planning are in process and we anticipate that we may identify the means for us to synergize with the current operations of the affiliates of Tresor BVI to enter into either the more mature sector of Jewelry Products, or the still emerging market of Lifestyle Management Services, or both of the above.

Our future financial success will be dependent on the success in the execution of our business plans. Such execution may take years to complete and future cash flows, if any, are impossible to predict at this time. The success of any of our future business plans is largely dependent on factors beyond our control, such as the availability of sufficient outside financing, the size of the high-net-worth class in Asia, especially in China, the number of available new clients and the supply of raw materials for the manufacturing of high-end jewelry.

We plan to execute our business plan by acquisitions of or merging with one or more companies in the sectors of Jewelry Products in Asia and/or Lifestyle Management Services in China starting from early 2012. Under either business plan we may pursue, we anticipate we will offer products and/or services in industries that are not mature in certain areas in Asia, including China, and there is no guarantee that we will be able to obtain clients who have interest in our products and/or services. Our business is subject to risks inherent in starting a new company with limited capital resources, delays in the generation of revenues and possible cost overruns due to price and cost increases in supplies and products and/or services. In addition, we must obtain additional capital from equity and/or debt financing before we will be able to hire a management team. We anticipate we may need to buy equipment in connection with the execution of our business plans. We do not know the extent of the equipment need until we have located clients for our products. We recognize that additional capital will be required to execute our business plan. If financing is not available on satisfactory terms, or at all, we may be unable to execute our business plan. Equity financing, if available, would result in dilution of existing shareholders. In the event we are not able to obtain sufficient financing, we believe we would need to seek alternative methods to fund our business plans. Such methods may include a business combination through acquisition, merger, joint venture or strategic alliance. As a result, we anticipate that our business model may not be the same in 2012 as in 2011 and we may incur additional operating expenses. In addition, we will incur fees and expenses incident to our reporting and compliance obligations as a public company.

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

  curtailing or eliminating our ability to locate and perform suitable analysis of potential acquisitions; and/or inability to complete a desirable acquisition due to a lack of funds to pay expenses.

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our intended business activities are dependent upon our ability to obtain financing in the form of debt and/or equity and ultimately to generate future profitable operational activity. We may look to secure additional funds through future debt or equity financings. Such funds may not be available or may not be available on reasonable terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer (same person), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because of a lack of resources that prevented us from enhancing the information recordation, processing, summarization and reporting processes. In addition, since expectations with respect to any evaluation of effectiveness in future periods are subject to changes in conditions, there is no assurance that we will be able to implement effective disclosure controls and procedures in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited), (iii) Statements of Changes in Shareholders’ Deficiency and Comprehensive Loss for the Nine Months Ended September 30, 2011 (unaudited); (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) and (iv) Notes to the Financial Statements.

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

* *In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2011	TRESOR CORPORATION (f.k.a. GOOD EARTH LAND SALES COMPANY)

By: /s/ Ou, Chu Pan
Ou, Chu Pan, Chief Executive Officer, President and Treasurer
(Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited), (iii) Statements of Changes in Shareholders’ Deficiency and Comprehensive Loss for the Nine Months Ended September 30, 2011 (unaudited); (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) and (iv) Notes to the Financial Statements.

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

* *In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.