Form 10-K
period 2011-12-31
Tresor Corp
filed 2012-03-27
CIK 1373150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-139220

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

+86 10 5907 3561
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [x]

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

Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [x] No[ ]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was $0.00 based on the average high ($0.00) and low ($0.00) price as of June 30, 2011. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 20,000,000 shares of the registrant’s common stock outstanding as of March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRESOR CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

TABLE OF CONTENTS

PART I

Item 1.	Business.	2
Item 1A.	Risk Factors.	2
Item 1B.	Unresolved Staff Comments.	2
Item 2.	Properties.	3
Item 3.	Legal Proceedings	3
Item 4.	Mine Safety Disclosures.	3

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	12

Special Note Regarding Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements, and they include our future business plans and prospects; our ability to continue as a going concern and our ability to engage in any type of business in the future. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us.

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

PART I

ITEM 1.	BUSINESS.

Overview

We are considered a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or assets of a company or companies, in one or both of the following sectors: (1) design, manufacturing and distribution of high-end jewelry in Asia (“Jewelry Products”) and (2) provision of member-only luxury goods and/or services, including but not limited to, high-end destinations vacationing services (“Lifestyle Management Services”), to the Chinese high-net-worth clients of the affiliates of Tresor Jewellery Group Limited (“Tresor BVI”), a British Virgin Islands company controlled by Mr. Chu Pan Ou, our Chief Executive Officer, President, Treasurer and sole director (“Mr. Ou”).

Corporate History

We were incorporated as “Good Earth Land Sales Company” on November 3, 2004 to market commercial leasing services as well as offering business consulting services in land development.

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

Our ongoing expenses, including the costs associated with the preparation and filing of this report, have been paid for by advances from Tresor BVI. It is anticipated that we will require nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by our shareholder(s) before we obtain significant outside financing to execute our business plans, although there is no agreement related to future advancement of funds and there is no assurance such funds will be obtained. Unless we are able to facilitate an acquisition of or merger with an operating business in one or both of the sectors of Jewelry Products and Lifestyle Management Services, there is substantial uncertainty about our ability to continue as a going concern.

Subsidiaries

We do not have any subsidiaries.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We do not own any properties. We currently use office space located at Suite 1801, 18/F, Tower 1, Prosper Center, No. 5 Guanghua Road, Chaoyang District, Beijing, People’s Republic of China 100021 under a lease-sharing arrangement.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At the present time, there is no established market or price for our common stock. There are no shares of common stock that have been offered pursuant to or underlying an employee benefit plan. There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

Approximate Number of Holders of Our Common Stock

As of March 12, 2012, there were approximately 7 holders of record of our common stock.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our sole director, Mr. Chu Pan Ou. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Even if our sole director decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

We do not have any equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview of Our Business

We are considered a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or assets of a company or companies, in one or both of the following sectors: Jewelry Products and Lifestyle Management Services.

We do not have any subsidiaries.

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

Growth Strategies

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

We plan to execute our business plan by acquiring or merging with one or more companies in the sectors of Jewelry Products in Asia and/or Lifestyle Management Services in China. Under either business plan we may pursue, we anticipate we will offer products and/or services in industries that are not mature in certain areas in Asia, including China, and there is no guarantee that we will be able to obtain clients who have an interest in our products and/or services. Our future business plans will be subject to risks inherent in starting a new company with limited capital resources, incurrence of losses, delays in the generation of revenues and possible cost overruns due to price and cost increases in supplies and products and/or services. In addition, we must obtain additional capital from equity and/or debt financing before we will be able to hire a management team. We anticipate we may need to buy equipment in connection with the execution of our business plans. We do not know the extent of the equipment need until we have located clients for our products. We recognize that additional capital will be required to execute our business plan. If financing is not available on satisfactory terms, or at all, we may be unable to execute our business plan. Equity financing, if available, would result in dilution of existing shareholders. In the event we are not able to obtain sufficient financing, we believe we would need to seek alternative methods to fund our business plans. Such methods may include a business combination through acquisition, merger, joint venture or strategic alliance. As a result, we anticipate that our business model may not be the same in 2012 as in 2011 and we may incur additional operating expenses. In addition, we will incur fees and expenses incident to our reporting and compliance obligations as a public company.

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

Results of Operations

There is limited historical financial information about us, after the change in control and change in our business plan, upon which to base an evaluation of our performance as an operating corporation. We have not generated any profits and have generated losses.

For the year ended December 31, 2011, we had revenues of $4,799 and a net loss of $124,340, as compared to revenues of $23,015 and a net loss of $18,290 for the same period in 2010. The decrease in revenues from last year was attributable to our cessation of operations in real estate sales. In addition, our expenses increased significantly in the current year as we incurred more accounting, professional and other fees in connection with our business and our public reporting obligations.

Liquidity and Capital Resources

We had $1,233 in cash at December 31, 2011 compared to $351 at December 31, 2010. The cash used by operating activities during the year ended December 31, 2011 was $92,363 as compared to $20,455 during the year ended December 31, 2010. Operating expenses for the year ended December 31, 2011 were $129,139, compared to $41,305 for the year ended December 31, 2010. Our operating expenses increased significantly in the current year as we incurred more accounting, professional and other fees in connection with our business and our public reporting obligations.

Following the closing of the transactions contemplated under the Purchase Agreement, we terminated our real estate sales business. Feasibility studies and business planning are in progress, and we anticipate that we will identify business opportunities that synergize with the current operations of the affiliates of Tresor BVI. These business opportunities may cause us to enter into either the more mature sector of Jewelry Products, or the still emerging market of Lifestyle Management Services, or both of the above.

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

Competitive Factors

The Jewelry Products sector in Asia is highly fragmented and the Lifestyle Management Services sector in China is just emerging. If we are able to enter into either or both of these business lines, we will be competing with many other international companies seeking to enter into these sectors in Asia. We will be among the smaller participants in these sectors. We will compete with other companies with established brands. While we believe there is a readily available market for the products and/or services that we may in the future offer, competition will make it difficult to secure clients. In the competitive sectors we would like to enter, we anticipate to be in direct competition with companies with greater financial resources, more experience and more employees than we have.

Our primary method of competing will be utilizing our contacts developed by our President, Mr. Ou, as well as contacts from possible new management recruits. We will rely heavily on these personal relationships in order to compete.

Regulation

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 21, 2011, as disclosed in our current report on Form 8-K filed on April 22, 2011, we dismissed our independent registered public accounting firm, Randall N. Drake, CPA, PA (“Drake”). Concurrent with the decision to dismiss Drake, we appointed UHY Vocation HK CPA Limited (“UHY”) as our independent registered public accounting firm. During the years ended December 31, 2010 and 2009 and through the date of Drake’s dismissal, there were no disagreements with Drake on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Drake would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, consisting of our Chief Executive Officer and Chief Financial Officer (same person), to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2011 in part because we are a shell company without material operations/ assets or employees (other than our management).

(b) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management was unable to assess the effectiveness of our internal control over financial reporting as of December 31, 2011 in accordance with the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission because we are a shell company and we do not have employees other than our management.

As a result, our management could not determine whether, as of December 31, 2011, our internal control over financial reporting was effective based on the COSO criteria. Our management intends to conduct an assessment of the effectiveness of our internal control over financial reporting in the coming months when we acquire an operating business or assets and hire more employees.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Chu Pan Ou (1)	39	Sole Director; Chief Executive Officer, President and Treasurer

(1) Appointed as our sole director, CEO, President and Treasurer effective on March 10, 2011.

Chu Pan Ou. Mr. Ou is the Chairman and founder of the Company. He is also the sole director and shareholder of Tresor BVI which owns 99% of the Company's common stock. Established almost 8 years ago, Tresor BVI is a designer, manufacturer and distributor of high-end jewellery. Tresor BVI’s headquarters is located in Beijing, China, its processing unit is located in Singapore, and it operates retail outlets in both China and Singapore. Currently, Mr. Ou is attending the Doctorate of Business Administration program at Quinnipiac University. He is also a Visiting Researcher appointed by the Centre of Laws of Environmental Resources and Energies of the Fudan University in Shanghai, China as well as the Vice Chairman of the World Eminence Chinese Business Association, China.

Directors are elected until their successors are duly elected and qualified or until the next annual meeting of the Company.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and have filed a copy of the Code of Ethics with the SEC.

Family Relationships

Mr. Chu Pan Ou is our sole director and sole executive officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our director and executive officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has he been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Our sole director (Mr. Ou), director nominee (currently none) and executive officer (Mr. Ou) has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our Board of Directors is currently composed of one member, Mr Chu Pan Ou. From time to time, the Board of Directors may establish committees. Currently we do not have any committees.

Section 16(A) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

					Option	All other
Name and		Salary	Bonus	Stock	Awards	Compensation	Total
Principal Position	Year	($)	($)	Awards ($)	($)	($)	($)
Chu Pan Ou (1)	2011	0	0	0	0	0	0
Sole Director; Chief Executive Officer; President; Treasurer; Secretary	2010	0	0	0	0	0	0
Petie Parnell Maguire(2)	2011	0	0	0	0	0	0
President, Chairman of the Board of Directors	2010	0	0	0	0	0	0
Pauline A. Pappas(3)	2011	0	0	0	0	0	0
Secretary, Treasurer	2010	0	0	0	0	0	0
Rveva A. Barrett(4)	2011	0	0	0	0	0	0
Vice President	2010	0	0	0	0	0	0

(1)	Appointed as our sole director, CEO, President and Treasurer effective on March 10, 2011.
(2)	Resigned as our sole director, President and Chief Executive Officer, effective on March 10, 2011.
(3)	Resigned on March 8, 2011.
(4)	Resigned in December 2010.

Employment Agreements

There are no employment contracts with any of the foregoing directors and officers. Nor are there any agreements for compensation with them.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 12, 2012 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Suite 1801, 18/F, Tower 1, Prosper Center, No. 5 Guanghua Road, Chaoyang District, Beijing, People’s Republic of China 100021.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Chu Pan Ou(3)	Chief Executive Officer; President; Treasurer; Secretary	Common stock, $0.01 par value	19,800,000	99%
All officers and directors as a group (1 person named above)		Common stock, $0.01 par value	19,800,000	99%
5% Security Holders
Tresor Jewellery Group Limited (4)		Common stock, $0.01 par value	19,800,000	99%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 20,000,000 shares of common stock issued and outstanding as of March 12, 2012.
(3)	Consists of 19,800,000 shares of our common stock held by Tresor Jewellery Group Limited.
(4)	Mr. Ou is the sole director and shareholder of Tresor Jewellery Group Limited and has voting and investment control over securities held by it.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Mr. Ou is the sole director and shareholder of Tresor BVI, which owns 99% of the Company’s common stock. Other than this share ownership in the Company, our sole director (Mr. Ou), director nominee (currently none) and executive officer (Mr. Ou) has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Parents of the Company

Tresor BVI currently owns 99% of our outstanding shares of common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed and to be billed to the Company for professional audit services rendered by UHY and Drake.

On January 1, 2012, the audit firm of Drake changed its name to Drake & Klein CPAs. The change was reported to the PCAOB as a change of name.

We do not have an audit committee. The audit services rendered by UHY were pre-approved by our sole director.

	2011	2010

Audit fees (1)	$29,500	$5,750
Audit-related fees (2)	0	0
Tax fees	0	0
All other fees	0	0
Total	$29,500	$5,750

(1)

“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of the Company filed on December 8, 2006)
3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report of the Company on Form 8-K filed on June 10, 2011)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registration statement on Form SB-2 of the Company filed on December 8, 2006)
10.1	Securities Purchase Agreement dated March 3, 2011 between the Company, Petie Maguire and Tresor Jewellery Group Limited (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed March 9, 2011)

10.2	Repurchase Agreement dated March 10, 2011 between the Company and Petie Maguire (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed March 16, 2011)
23.1*	Consent of UHY Vocation HK CPA Limited, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1**	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350
101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (1) balance sheets as of December 31, 2011 and December 31, 2010; (2) statements of operations for the years ended December 31, 2011 and 2010; (3) statements of changes in shareholders’ deficiency and comprehensive loss; (4) statements of cash flows for the years ended December 31, 2011 and 2010; and (5) notes to financial statements

* Filed as an exhibit.

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibits 32.1 hereto is deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

* **In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 27, 2012	TRESOR CORPORATION (f.k.a. GOOD EARTH
LAND SALES COMPANY)

By: /s/ Chu Pan Ou
Ou, Chu Pan, Chief Executive Officer, President
and Treasurer
(Principal Executive, Accounting and Financial
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer, President and Treasurer	March 27, 2012
/s/ Chu Pan Ou	(Principal Executive Officer; Principal Financial and
Chu Pan Ou	Accounting Officer)

/s/ Chu Pan Ou	Director	March 27, 2012
Chu Pan Ou

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TRESOR CORPORATION
(FORMERLY KNOWN AS GOOD EARTH LAND SALES COMPANY)

We have audited the accompanying balance sheets of Tresor Corporation (formerly known as Good Earth Land Sales Company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders' deficiency and comprehensive loss and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tresor Corporation (formerly known as Good Earth Land Sales Company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b), the Company has incurred significant losses from operations for the year ended December 31, 2011 and has a working capital deficiency as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UHY VOCATION HK CPA Limited
Certified Public Accountants

HONG KONG, March 27, 2012
(THE PEOPLE'S REPUBLIC OF CHINA)

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
BALANCE SHEETS
(IN U.S. DOLLARS)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$1,233	$351
Total Current Assets	1,233	351

Computers, net	-	327
Total Assets	$$1,233	$678

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accrued expenses	$35,500	$3,850
Total Current Liabilities	35,500	3,850

Long-term Liabilities
Shareholder’s loans	90,868	53,116
Total Long-term Liabilities	90,868	53,116
Total Liabilities	$126,368	$56,966
Shareholders' Deficiency
Common stock, $0.01 par value, authorized 75,000,000 shares, 20,000,000 and 1,318,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	200,000	13,180
Additional paid-in capital	(143,848)	(12,521)
Accumulated deficit	(181,287)	(56,947)
Total Shareholders' Deficiency	(125,135)	(56,288)
Total Liabilities and Shareholders’ Deficiency	$1,233	$678

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)

	For the year ended
	December 31,
	2011	2010
Revenue	$4,799	$23,015
Operating expenses
Automobile expenses	1,223	5,028
Bank service charges	325	152
Business promotion	550	432
Continuing education	-	1,120
Contract labor	360	2,976
Contributions	50	1,100
Depreciation	-	445
Dues and subscriptions	10	138
Insurance	-	550
Interest expenses	-	416
License and permits	-	558
Meal and entertainment	-	93
Loss on disposal of computers	327	-
Postage	196	397
Professional fees	125,005	19,547
Repairs	150	455
Supplies	731	1,201
Telephone and utilities	212	4,222
Travel	-	2,475
Total operating expenses	129,139	41,305
Loss before income taxes	(124,340)	(18,290)
Income tax expense	-	-
Net loss	$(124,340)	$(18,290)

Loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
- basic and diluted	16,519,518	1,318,000

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS
(IN U.S. DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2011

					Total
	Common stock		Additional	Accumulated	shareholders’	Comprehensive
	Number	Amount	Paid In Capital	Deficit	Deficiency	Loss
Balances at January 1, 2010	1,318,000	$13,180	$(12,521)	$(38,657)	$(37,998)
Net loss for the Year ended December 31, 2010	-	-	-	(18,290)	(18,290)	(18,290)
Comprehensive loss						$(18,290)
Balance as of December 31, 2010	1,318,000	$13,180	$(12,521)	$(56,947)	$(56,288)
Repurchase of shares and immediately cancelled	(1,118,000)	(11,180)	(373,820)	-	(385,000)
New issue of shares	19,800,000	198,000	187,000	-	385,000
Contribution of shareholder’s loans into equity	-	-	55,493	-	55,493
Net loss for the Year ended December 31, 2011	-	-	-	(124,340)	(124,340)	(124,340)
Comprehensive loss						$(124,340)
Balance as of December 31, 2011	20,000,000	$200,000	$(143,848)	$(181,287)	$(125,135)

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the year ended
	December 31,
	2011	2010

Cash flows from operating activities :
Net loss	(124,340)	(18,290)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation	-	445
Loss on disposal of computers	327	-
Change in operating assets and liabilities:
Accrued expenses	31,650	-
Accounts Payable	-	600
Credit card payable	-	(3,210)
Net cash used in operating activities	(92,363)	(20,455)

Cash flows from financing activities :
Increase in shareholder’s loans	93,245	19,043
Net cash provided by financing activities	93,245	19,043

Cash flows from investing activities :
Repurchase of shares	(385,000)	-
Shares issued for cash	385,000	-
Net cash from investing activities	-	-

Net increase/(decrease) in cash	882	(1,412)
Cash at beginning of period	351	1,763
Cash at end of period	1,233	351

See accompanying notes to the financial statements.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

(1)	ORGANIZATION AND NATURE OF BUSINESS

Tresor Corporation (“the Company”) was incorporated on November 3, 2004 in the State of Florida. The Company was in the business of real estate sales before the change in control of the Company in March 2011 which is disclosed in Note 5. The Company has no business operations as of December 31, 2011.

On June 6, 2011, the Company filed the Articles of Amendment to the Articles of Incorporation with the Florida Department of State to change the name of the Company from “Good Earth Land Sales Company” to “Tresor Corporation” so as to better reflect the expected future operation of the Company.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the financial statements present fairly the financial position of the Company as of December 31, 2011 and December 31, 2010, the results of operations of the Company for the years ended December 31, 2011 and 2010, changes in shareholders’ deficiency and comprehensive loss of the Company for the year ended December 31, 2011, and cash flows of the Company for the years ended December 31, 2011 and 2010. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

	(b)	Going concern and management’s plan

As of December 31, 2011, the Company had total shareholders’ deficiency of $125,135. The Company also suffered a loss of $124,340 for the year ended December 31, 2011. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company's business plans may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing, such as subsequent offerings of its common stock or debt financing. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, and believes that the actions being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following bases:

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

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
Notes to Financial Statements (Unaudited)
(Stated in US Dollars)

	(g)	Income taxes (……Cont’d)

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

(3)	COMPUTERS, NET

The following is a summary of computers, at cost, less accumulated depreciation:

	December 31,	December 31,
	2011	2010

Computers	$-	$3,730
Less: Accumulated Depreciation	-	(3,403)
	$-	$327

Depreciation expenses were $Nil and $445 for the years ended December 31, 2011 and 2010 respectively.

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

The following data show the amounts used in computing loss per share and the weighted average number of shares for the years ended December 31, 2011 and 2010.

	For the Year Ended
	December 31,
	2011	2010
Numerator
Net loss	$(124,340)	$(18,290)
Denominator
Weighted average number of
common shares outstanding used to
calculate loss per share during the
period	16,519,518	1,318,000
Loss per share - basic and diluted	(0.01)	(0.01)

EXHIBIT INDEX

Exhibit	Description
No.
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of the Company filed on December 8, 2006)
3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report of the Company on Form 8-K filed on June 10, 2011)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registration statement on Form SB-2 of the Company filed on December 8, 2006)
10.1	Securities Purchase Agreement dated March 3, 2011 between the Company, Petie Maguire and Tresor Jewellery Group Limited (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed March 9, 2011)
10.2	Repurchase Agreement dated March 10, 2011 between the Company and Petie Maguire (incorporated by reference to Exhibit 10.1 of the current report of the Company on Form 8-K filed March 16, 2011)
23.1*	Consent of UHY Vocation HK CPA Limited, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1**	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350
101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (1) balance sheets as of December 31, 2011 and December 31, 2010; (2) statements of operations for the years ended December 31, 2011 and 2010; (3) statements of changes in shareholders’ deficiency and comprehensive loss; (4) statements of cash flows for the years ended December 31, 2011 and 2010; and (5) notes to financial statements

* Filed as an exhibit.

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibits 32.1 hereto is deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.