Form 10-Q
period 2012-03-31
Tresor Corp
filed 2012-05-09
CIK 1373150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                                 No [_]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	20,000,000

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRESOR CORPORATION
(formerly known as Good Earth Land Sales Company)
FINANCIAL STATEMENTS

Page(s)
Financial Statements
Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	2
Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011 (unaudited)	3
Statements of Changes in Shareholders’ Deficiency for the three months ended March 31, 2012 (unaudited)	4
Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	5
Notes to Financial Statements	6 - 8

TRESOR CORPORATION
BALANCE SHEETS
(IN U.S. DOLLARS)

	As of
	March 31	December 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$1,150	$1,233
Total Assets	1,150	1,233

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accrued expenses	$57,409	$35,500
Total Current Liabilities	57,409	35,500

Long-term Liabilities
Shareholder’s loans	119,468	90,868
Total long-term liabilities	119,468	90,868

Total Liabilities	176,877	126,368

Shareholders' Deficiency
Common stock, $0.01 par value, authorized 75,000,000 shares and 20,000,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	200,000	200,000
Additional paid-in capital	(143,848)	(143,848)
Accumulated deficit	(231,879)	(181,287)
Total Shareholders' Deficiency	(175,727)	(125,135)
Total Liabilities and Shareholders’ Deficiency	$1,150	$1,233

See accompanying notes to the financial statements.

TRESOR CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN U.S. DOLLARS)

	For the three months ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenue	$-	$4,799

Operating expenses
Automobile expense	-	1,223
Bank service charges	83	20
Business promotion	-	550
Contract labor	-	360
Contributions	-	50
Dues and subscriptions	-	10
Loss on disposal of computers	-	327
Postage	-	196
Professional fees	50,509	6,377
Repairs	-	150
Supplies	-	731
Telephone and utilities	-	212
Total operating expenses	50,592	10,206
Loss before income taxes	(50,592)	(5,407)
Income tax expense	-	-

Net loss and comprehensive loss for the period	$(50,592)	$(5,407)

Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding
- basic and diluted	20,000,000	5,884,711

See accompanying notes to the financial statements.

TRESOR CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(IN U.S. DOLLARS)
(UNAUDITED)

					Total
	Common stock		Additional	Accumulated	shareholders’
	Number	Amount	Paid In Capital	Deficit	deficiency

Balance as of December 31, 2011	20,000,000	$200,000	$(143,848)	$(181,287)	$(125,135)
Net loss	-	-	-	(50,592)	(50,592)
Comprehensive loss
Balance as of March 31, 2012	20,000,000	200,000	$(143,848)	$(231,879)	$(175,727)

See accompanying notes to the financial statements.

TRESOR CORPORATION
STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the three months ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(50,592)	(5,407)
Adjustments to reconcile net loss to net cash used in operating activities :
Loss on disposal of computers	-	327
Change in operating assets and liabilities:
Accrued expenses	21,909	2,352
Net cash used in operating activities	(28,683)	(2,728)

Cash flows from financing activities :
Increase in shareholder’s loans	28,600	2,377
Net cash provided by financing activities	28,600	2,377

Cash flows from investing activities :
Repurchase of shares	-	(385,000)
Shares issued for cash	-	385,000
Net cash from investing activities	-	-

Net decrease in cash and cash equivalents	(83)	(351)
Cash and cash equivalents at beginning of period	1,233	351
Cash and cash equivalents at end of period	1,150	-

See accompanying notes to the financial statements.

TRESOR CORPORATION
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
(STATED IN US DOLLARS)

(1)	ORGANIZATION AND NATURE OF BUSINESS

Tresor Corporation (“the Company”) was incorporated on November 3, 2004 in the State of Florida. The Company was in the business of real estate sales before the change in control of the Company in March 2011 which is disclosed in Note 4. The Company has no business operations as of March 31, 2012.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company’s management, the financial statements present fairly the financial position of the Company as of March 31, 2012 and December 31, 2011, the results of operations  and comprehensive loss of the Company for the three months ended March 31, 2012 and 2011, changes in shareholders’ deficiency of the Company for the three months ended March 31, 2012, and cash flows of the Company for the three months ended March 31, 2012 and 2011. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements and notes included in this report should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

(b)	Going concern and management’s plan

As of March 31, 2012, the Company had total shareholders’ deficiency of $175,727. The Company also suffered a loss of $50,592 for the three months ended March 31, 2012. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company's business plans may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(e)	Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following bases:

i)	Sale of goods is recognized when substantial risk and reward in relationship to the ownership of the goods is transferred to the customers;

ii)	Delivery of services is recognized when the transaction with the customers has been completed and accepted by the customers.

(f)	Income taxes

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

(g)	Accounting pronouncements

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

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The management believes that the impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

(3)	SHAREHOLDER’S LOANS

Shareholder’s loans represent the amounts advanced by the controlling shareholder to the Company to fund various working capital needs. These loans are non-interest bearing and due on demand.

(4)	COMMON STOCK

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

(5)	LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31,
	2012	2011
Numerator
Net loss	$(50,592)	$(5,407)
Denominator
Weighted average number of common shares outstanding used to calculate loss per share during the period	20,000,000	5,884,711
Loss per share - basic and diluted	(0.00)	(0.00)

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

For the three months ended March 31, 2012, we didn't derive any revenue and had a net loss of $50,592, as compared to revenues of $4,799 and a net loss of $5,407 for the same period in 2011. The decrease in revenues was attributable to [our cessation of operations in real estate sales.] In addition, our expenses increased primarily due to a significant increase in professional fees as a result of our incurring more accounting, professional and other fees in connection with our business and our public reporting obligations.

Liquidity and Capital Resources

We had $1,150 cash at March 31, 2012 compared to no cash at March 31, 2011. The cash utilized by operating activities during the period ended March 31, 2012 was $28,683 as compared to $2,728 during the period ended March 31, 2011. As of December 31, 2011, we had $1,233 cash. Operating expenses for the three months ended March 31, 2012 were $50,592, compared to $10,206 for the same period in 2011. Our operating expenses increased primarily due to a significant increase in professional fees as a result of our incurring more accounting, professional and other fees in connection with our business and our public reporting obligations.

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

We envision that we will execute our business plan by acquisitions of or merging with one or more companies in the sectors of Jewelry Products in Asia and/or Lifestyle Management Services in China in 2012. Under either business plan we may pursue, we anticipate we will offer products and/or services in industries that are not mature in certain areas in Asia, including China, and there is no guarantee that we will be able to obtain clients who have interest in our products and/or services. Our business is subject to risks inherent in starting a new company with limited capital resources, delays in the generation of revenues and possible cost overruns due to price and cost increases in supplies and products and/or services. In addition, we must obtain additional capital from equity and/or debt financing before we will be able to hire a management team. We anticipate we may need to buy equipment in connection with the execution of our business plans. We do not know the extent of the equipment need until we have located clients for our products. We recognize that additional capital will be required to execute our business plan. If financing is not available on satisfactory terms, or at all, we may be unable to execute our business plan. Equity financing, if available, would result in dilution of existing shareholders. In the event we are not able to obtain sufficient financing, we believe we would need to seek alternative methods to fund our business plans. Such methods may include a business combination through acquisition, merger, joint venture or strategic alliance. In addition, we will incur fees and expenses incident to our reporting and compliance obligations as a public company.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2012 in part because we are a shell company without material operations/ assets or employees (other than our management).

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets as of March 31, 2012 (unaudited) and , (ii) Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited), (iii) Statements of Changes in Shareholders’ Deficiency and Comprehensive Loss for the Three Months Ended March 31, 2012 (unaudited); (iv) Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and (iv) Notes to the Financial Statements.

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

Date: May 9, 2012	TRESOR CORPORATION (f.k.a. GOOD EARTH LAND SALES COMPANY)

By: /s/ Ou, Chu Pan
Ou, Chu Pan, Chief Executive Officer, President and Treasurer
(Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets as of March 31, 2012 (unaudited) and , (ii) Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited), (iii) Statements of Changes in Shareholders’ Deficiency and Comprehensive Loss for the Three Months Ended March 31, 2012 (unaudited); (iv) Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and (iv) Notes to the Financial Statements.

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