Form 10-Q
period 2012-06-30
Tresor Corp
filed 2012-08-10
CIK 1373150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission File Number: 333-139220

TRESOR CORPORATION
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	20,000,000

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	Page(s)

Financial Statements
Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1
Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	2
Statements of Changes in Shareholders’ Deficiency for the Six Months Ended June 30, 2012 (unaudited)	3
Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	4
Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9
PART II
OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosures	10
Item 5. Other Information	10
Item 6. Exhibits	10

TRESOR CORPORATION BALANCE SHEETS (IN U.S. DOLLARS)
	As of
	June 30	December 31
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$1,105	$1,233

Total Assets	1,105	1,233

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accrued expenses	$74,020	$35,500

Total Current Liabilities	74,020	35,500

Long-term Liabilities
Shareholder’s loans	122,468	90,868

Total long-term liabilities	122,468	90,868

Total Liabilities	196,488	126,368

Shareholders’ Deficiency

Common stock, $0.01 par value, authorized 75,000,000 shares and 20,000,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	200,000	200,000

Additional paid-in capital	(143,848)	(143,848)

Accumulated deficit	(251,535)	(181,287)

Total Shareholders’ Deficiency	(195,383)	(125,135)

Total Liabilities and Shareholders’ Deficiency	$1,105	$1,233

See accompanying notes to the financial statements

TRESOR CORPORATION STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (IN U.S. DOLLARS)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$4,799

Operating expenses
Automobile expense	-	-	-	1,223
Bank service charges	45	-	128	20
Business promotion	-	-	-	550
Contract labor	-	-	-	360
Contributions	-	-	-	50
Dues and subscriptions	-	-	-	10
Loss on disposal of computers	-	-	-	327
Postage	-	-	-	196
Professional fees	19,611	36,632	70,120	43,009
Repairs	-	-	-	150
Supplies	-	-	-	731
Telephone and utilities	-	-	-	212
Total operating expenses	19,656	36,632	70,248	46,838
Loss before income taxes	(19,656)	(36,632)	(70,248)	(42,039)
Income tax expense	-	-	-	-

Net loss	$(19,656)	$(36,632)	$(70,248)	$(42,039)

Loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding
- basic and diluted	20,000,000	20,000,000	20,000,000	12,981,348

See accompanying notes to the financial statements

TRESOR CORPORATION STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2012 (IN U.S. DOLLARS) (UNAUDITED)

					Total
	Common stock		Additional	Accumulated	shareholders’
	Number	Amount	Paid In Capital	Deficit	deficiency

Balance as of December 31, 2011	20,000,000	$200,000	$(143,848)	$(181,287)	$(125,135)
Net loss	-	-	-	(70,248)	(70,248)
Balance as of June 30, 2012	20,000,000	$200,000	$(143,848)	$(251,535)	$(195,383)

  See accompanying notes to the financial statements.

TRESOR CORPORATION STATEMENTS OF CASH FLOWS (IN U.S. DOLLARS)
	For the six months ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(70,248)	(42,039)
Adjustments to reconcile net loss to net cash used in operating activities :
Loss on disposal of computers	-	327
Change in operating assets and liabilities:
Accrued expenses	38,520	32,296
Net cash used in operating activities	(31,728)	(9,416)

Cash flows from financing activities :
Increase in shareholder’s loans	31,600	9,065
Net cash provided by financing activities	31,600	9,065

Cash flows from investing activities :
Repurchase of shares	-	(385,000)
Shares issued for cash	-	385,000
Net cash from investing activities	-	-

Net decrease in cash and cash equivalents	(128)	(351)
Cash and cash equivalents at beginning of period	1,233	351
Cash and cash equivalents at end of period	1,105	-

See accompanying notes to the financial statements.

TRESOR CORPORATION
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
(STATED IN US DOLLARS)

(1)	ORGANIZATION AND NATURE OF BUSINESS

Tresor Corporation (“the Company”) was incorporated on November 3, 2004 in the State of Florida. The Company was in the business of real estate sales before the change in control of the Company in March 2011. The Company has no business operations as of June 30, 2012.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of presentation

The accompanying financial statements (unaudited) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company’s management, the financial statements present fairly the financial position of the Company as of June 30, 2012 and December 31, 2011, the results of operations and comprehensive loss of the Company for the three and six months ended June 30, 2012 and 2011, changes in shareholders’ deficiency of the Company for the six months ended June 30, 2012, and cash flows of the Company for the six months ended June 30, 2012 and 2011. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The financial statements and notes included in this report should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

	(b)	Going concern and management’s plan

As of June 30, 2012, the Company had total shareholders’ deficiency of $195,383. The Company also suffered a loss of $70,248 for the six months ended June 30, 2012. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s business plans may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing, such as subsequent offerings of its common stock or debt financing. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, and believes that the actions being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Shareholder’s loans represent the amounts advanced by the controlling shareholder to the Company to fund various working capital needs. These loans are non-interest bearing and not repayable within one year.

(4)	LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator
Net loss	$(19,656)	$(36,632)	$(70,248)	$(42,039)
Denominator
Weighted average number of common shares outstanding used to calculate loss per share during the period	20,000,000	20,000,000	20,000,000	12,981,348
Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements, and they include our future business plans and prospects, our ability to continue as a going concern and our ability to engage in any type of business in the future. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us.

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

Overview of Our Business

We are a shell company with no assets and/or capital and no material operations or income. We have no specific business plan or purpose over the next twelve months other than to acquire an operating business or assets of a company or companies, in one or both of the following sectors: (1) design, manufacturing and distribution of high-end jewelry in Asia (“Jewelry Products”) and (2) provision of member-only luxury goods and/or services, including but not limited to, high-end destinations vacationing services, to the Chinese high-net-worth clients of the affiliates of Tresor Jewellery Group Limited (“Tresor BVI”), a British Virgin Islands company controlled by Mr. Chu Pan Ou, our Chief Executive Officer, President and Treasurer (“Mr. Ou”) (“Lifestyle Management Services”).

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

For the six months ended June 30, 2012, we didn’t derive any revenue and had a net loss of $70,248, as compared to revenues of $4,799 and a net loss of $42,039 for the same period in 2011. The decrease in revenues was attributable to our cessation of operations in real estate sales. In addition, our expenses increased primarily due to a significant increase in professional fees as a result of our incurring more accounting, professional and other fees in connection with our business and our public reporting obligations.

Liquidity and Capital Resources

We had $1,105 cash at June 30, 2012 compared to no cash at June 30, 2011. The cash utilized by operating activities during the period ended June 30, 2012 was $31,728 as compared to $9,416 during the period ended June 30, 2011. As of December 31, 2011, we had $1,233 cash. Operating expenses for the six months ended June 30, 2012 were $70,248, compared to $46,838 for the same period in 2011. Our operating expenses increased primarily due to a significant increase in professional fees as a result of our incurring more accounting, professional and other fees in connection with our business and our public reporting obligations.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2012 in part because we are a shell company without material operations/ assets or employees (other than our management).

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 27, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets as of June 30, 2012 (unaudited) and , (ii) Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited), (iii) Statements of Changes in Shareholders’ Deficiency for the Six Months Ended June 30, 2012 (unaudited); (iv) Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and (iv) Notes to the Financial Statements.

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

**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2012

TRESOR CORPORATION (f.k.a. GOOD EARTH LAND SALES COMPANY)

By: /s/ Chu Pan Ou
      Chu Pan Ou, Chief Executive Officer, President and Treasurer
      (Principal Executive, Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive, Accounting and Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets as of June 30, 2012 (unaudited) and , (ii) Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited), (iii) Statements of Changes in Shareholders’ Deficiency for the Six Months Ended June 30, 2012 (unaudited); (iv) Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and (iv) Notes to the Financial Statements.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.